Form 10QSB
period 1998-04-30
GLOBAL MEDIA CORP
filed 1998-06-17
CIK 1037628

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:   April 30, 1998

Or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number:  0-23491

GLOBAL MEDIA CORP.
(Exact name of registrant as specified in its charter)

NEVADA                                          91-1842480
(State of incorporation)                      (IRS Employer ID No.)

83 Victoria Crescent
Nanaimo, British Columbia, Canada               V9R 5B9
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (250) 716-9949

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

     As of May 15, 1998, the Registrant had 19,890,831 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes      No  X
    -----   -----

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     Part I   Financial Information
     ------------------------------

Item 1 - Financial Statements.

     For the nine months ended April 30, 1998, and 1997 (both unaudited) and each of the years in the three year period ended July 31, 1997.

                   CONSOLIDATED FINANCIAL STATEMENTS

                          GLOBAL MEDIA CORP.


           For the nine months ended April 30, 1998 and 1997
       (both unaudited) and each of the years in the three year
                      period ended July 31, 1997

                     REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
GLOBAL MEDIA CORP.

We have audited the consolidated balance sheets of Global Media Corp. as at July 31, 1997 and 1996 and the consolidated statements of income (loss), retained earnings (deficit) and cash flows for each of the years in the three year period ended July 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at July 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended July 31, 1997 in accordance with accounting principles generally accepted in the United States of America.




Vancouver, Canada                            /s/
November 20, 1997                            Chartered Accountants

Global Media Corp.

     CONSOLIDATED BALANCE SHEETS

                                                          (in US dollars)


                                                         As at July 31,
                                        As at         ---------------------
                                    April 30, 1998      1997         1996
                                           $              $           $
-----------------------------------------------------------------------------
                                      (Unaudited)
ASSETS
Current
Cash                                     12,846        121,890        15,905
Accounts receivable, net of
 allowance for doubtful accounts
 of $ 53342 ( July 31, 1997
 13,307;1996 $ 4,058)                    60,962         58,838       105,841
Inventory                                 6,194         15,469        35,628
Prepaid expenses                         11,917            917         1,515
Advances to affiliated companies
 [note 3]                                75,449         77,778
Loan receivable from shareholder
 [note 3]                                                             18,203
-----------------------------------------------------------------------------
                                        167,368        274,892       177,092
Capital assets [note 5]                 169,687         20,566        11,420
-----------------------------------------------------------------------------
                                        337,055        295,458       188,512
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued
 liabilities                            129,036         94,649        83,727
Accrued wages payable to
 shareholder & spouse [note 3]                                        58,195
Taxes payable                            41,700         30,124        25,195
Due to affiliated company [note 3]                                     1,872
Due to shareholder [note 3]              45,064         84,090         5,444
-----------------------------------------------------------------------------
                                        215,800        208,863       174,433
Deferred revenue                                        12,062
-----------------------------------------------------------------------------
                                        215,800        220,925       174,433
-----------------------------------------------------------------------------

Shareholders' equity
Share capital [note 6]                   11,892         11,059
Additional paid in capital
 [note 6]                               543,525        128,641
Unissed share capital (note 6)                         144,001             1
Retained earnings (deficit)            (438,946)      (209,145)       14,486
Cumulative translation
 adjustment                               4,784            (23)         (408)
-----------------------------------------------------------------------------
                                        121,255         74,533        14,079
-----------------------------------------------------------------------------
                                        337,055        295,458       188,512
-----------------------------------------------------------------------------

See accompanying notes

Global Media Corp.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                          (in US dollars)


                         Nine Months Ending
                             April 30,               Years ended July 31,
                      ----------------------  ----------------------------------
                         1998        1997        1997        1996        1995
                           $           $           $           $           $
--------------------------------------------------------------------------------------
                       (unaudited) (unaudited)

Revenue
Sales                     844,882   1,382,526   1,617,528   1,745,061     552,003
Commission earned          18,362      17,083      20,204      10,154      64,250
--------------------------------------------------------------------------------------
                          863,244   1,399,609   1,637,732   1,755,215     616,253
Cost of sales             413,124     529,692     755,446     764,619     289,519
Commission paid           139,352     507,594     621,597     543,894     150,932
--------------------------------------------------------------------------------------
Gross margin              310,768     362,323     260,689     446,702     175,802
--------------------------------------------------------------------------------------

General and administrative
 expenses  [note 3]
Advertising and marketing   8,123      14,298      22,452     100,485      61,906
Amortization               16,678       3,333       3,957       1,917         416
Bad debts                  50,495       6,127      11,131       4,096         525
Bank charges, interest
 and financing fees        14,484      10,488      15,766      38,734      12,085
Foreign Exchange            7,673
Professional fees          90,746      23,723      63,003       7,888       2,004
Office and miscellaneous  125,150     139,726     180,597      90,438      58,300
Travel                     26,453      14,389      26,088      16,880       6,294
Wages and benefits        200,767      87,566      46,694     140,024      35,831
--------------------------------------------------------------------------------------
                          540,569     299,650     369,688     400,462     177,361
--------------------------------------------------------------------------------------
Income (loss) before
 provision for income
 taxes                   (229,801)     62,673    (108,999)     46,240      (1,559)
Income taxes [note 4]                                          10,354
--------------------------------------------------------------------------------------
Net income (loss) for the
 year                    (229,801)     62,673    (108,999)     35,886      (1,559)
--------------------------------------------------------------------------------------

Net income (loss) per
 common share               (0.01)       0.00       (0.01)       0.00        0.00
--------------------------------------------------------------------------------------

See accompanying notes

Global Media Corp.

     CONSOLIDATED STATEMENTS OF
      RETAINED EARNINGS (DEFICIT)


                                                          (in US dollars)


                         Nine Months Ending
                             April 30,               Years ended July 31,
                      ----------------------   ----------------------------------
                         1998        1997         1997        1996        1995
                           $           $            $           $            $
--------------------------------------------------------------------------------------
                       (unaudited) (unaudited)

Balance, beginning of
 year                    (209,145)     14,486      14,486     (21,400)     (6,774)
Net income (loss) for
 the year                (229,801)     62,673    (108,999)     35,886      (1,559)
--------------------------------------------------------------------------------------
                         (438,946)     77,159     (94,513)     14,486      (8,333)
Dividends declared and
 paid                                            (114,632)                (13,067)
--------------------------------------------------------------------------------------
Balance, end of year     (438,946)     77,159    (209,145)     14,486     (21,400)
--------------------------------------------------------------------------------------

See accompanying notes

Global Media Corp.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (in US dollars)


                        Nine Months Ending
                             April 30,               Years ended July 31,
                      ----------------------  ----------------------------------
                         1998        1997        1997        1996        1995
                           $           $           $           $            $
--------------------------------------------------------------------------------------
                       (unaudited) (unaudited)

OPERATING ACTIVITIES
Net income (loss) for
 the year                (229,801)     62,673    (108,999)     35,886      (1,559)
Items not requiring an
 outlay of funds
  Amortization             16,678       3,333       3,957       1,917         416
  Services settled through
   share issuance          50,449
--------------------------------------------------------------------------------------
                         (162,674)     66,006    (105,042)     37,803      (1,143)

Changes in non-cash
 operating working capital
  Accounts receivable      (2,124)     52,804      47,216    (103,292)     (3,495)
  Inventory                 9,275      14,981      20,233     (17,551)    (18,203)
  Prepaid expenses        (11,000)        858         599      (1,291)
  Accounts payable and
   accrued liabilities     34,387     (30,477)     11,090      29,560      54,329
  Accrued wages payable               (58,195)    (58,527)     58,737
  Taxes payable            11,576     (10,962)      5,034      12,728      12,551
Advances from (repayments
 to) shareholder          (39,026)    (28,722)     79,266       5,358      (6,993)
Advances to/from
 affiliated companies       2,329     (28,506)    (80,309)     23,204     (21,075)
Deferred revenue          (12,062)                 12,062
--------------------------------------------------------------------------------------
Cash provided by (used
 in) operating
 activities              (169,319)    (22,213)    (68,378)     45,256      15,971
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital
 assets                  (165,414)     (7,317)    (13,209)     (9,652)     (4,165)
Decrease (increase) in
 loan receivable from
 shareholder                           18,203      18,306     (18,372)
--------------------------------------------------------------------------------------
Cash provided by (used
 in) investing
 activities              (165,414)     10,886       5,097     (28,024)     (4,165)
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividends                                      (114,632)                  (13,067)
Share subscriptions       221,267               283,700
Increase (decrease) in
 bank indebtedness                                             (6,318)      6,247
--------------------------------------------------------------------------------------
Cash provided by (used
 in) financing
 activities               221,267           0     169,068      (6,318)     (6,820)
--------------------------------------------------------------------------------------
Effect of exchange rate
 changes on cash            4,422        (736)        198        (143)         54

Increase in cash during
 the year                (109,044)    (12,063)    105,985      10,771       5,040
Cash, beginning of
 period                   121,890      15,905      15,905       5,134          94
--------------------------------------------------------------------------------------
Cash, end of period        12,846       3,842     121,890      15,905       5,134
--------------------------------------------------------------------------------------
                                            0
Cash is represented by:
Cash                       12,846     121,890     121,890      15,905
Term Deposits                                                               5,134
--------------------------------------------------------------------------------------
                                      121,890     121,890      15,905       5,134
--------------------------------------------------------------------------------------

Interest - paid             4,470         331         357
Income taxes paid                                   9,278
--------------------------------------------------------------------------------------

See accompanying notes

Global Media Corp.


                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS

All amounts as of April 30, 1998 and for the nine         (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "company") was incorporated on April 8, 1997 in the State of Nevada and is engaged in providing internet-integrated call centre services from its location in Nanaimo, Canada, and marketing of direct to home satellite hardware and programming services to both commercial and private individuals primarily in Western Canada. The Company commenced its internet-integrated call centre operation in September of 1997.

On May 20, 1997 the Company issued 8,000,000 common shares and paid $100,000 in cash for all of the outstanding shares of Westcoast Wireless Cable Ltd. ("Westcoast Wireless"), a company which markets direct to home satellite hardware and programming services.

Westcoast Wireless is contracted as an agent for the sales of certain satellite hardware and programming services, therefore the majority of the purchases are sourced from a single supplier.

These financial statements reflect the continuity of interests of the former shareholder of Westcoast Wireless, due to the continuation of common control, and are prepared on the following basis:

In the consolidated balance sheet at July 31, 1996 the assets, liabilities and retained earnings of the Company represent the assets, liabilities and retained earnings of Westcoast Wireless at that date.

The consolidated statements of income (loss), retained earnings (deficit), and cash flows for the years ended July 31, 1995 and 1996 and for the period from August 1, 1996 to May 20, 1997 (included in the results for the year ended July 31, 1997) as well as the unaudited nine month period ended April 30, 1997 represent the results of operations and changes in financial position of Westcoast Wireless during that period.

References to "the Company" in these financial statements include Westcoast Wireless (for events occurring prior to May 20, 1997).

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.

Global Media Corp.


                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS

All amounts as of April 30, 1998 and for the nine         (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.



2.  SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

Inventory is recorded at the lower of actual cost, using the first in, first out method, and net realizable value.

CAPITAL ASSETS AND AMORTIZATION

Capital assets are recorded at cost. Amortization has been calculated using the methods and rates as follows, except in the year of acquisition when one half of the rate is used.

Call centre infrastructure             20% declining balance
Office furniture and equipment         20% declining balance
Software                               20% declining balance
Computer equipment                     30% declining balance
Leasehold improvements                 5 year straight line

REVENUE RECOGNITION

Revenues are recorded at the time of installation for hardware sales, and at contract inception for sales of programming.

Revenues from the Call Centre are recognized on a straight line basis over the length of the contract.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's foreign subsidiary, Westcoast Wireless, are translated into US dollars at fiscal year and exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

Monetary assets and liabilities of the Company denominated in a foreign currency are translated at period end exchange rates. Other balances are recorded at rates in effect on the dates of the transaction. Exchange gains and losses arising are reflected in net income for the period.

Global Media Corp.


                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS


All amounts as of April 30, 1998 and for the nine         (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.


2.  SIGNIFICANT ACCOUNTING POLICIES (contend)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Actual results may differ from those estimates.

FINANCIAL INSTRUMENTS

The financial instruments of the Company are carried at values which approximate fair value.

3.  RELATED PARTY TRANSACTIONS

                                       April 30,            July 31,
                                         1998           1997        1996
                                           $              $           $
-----------------------------------------------------------------------------
                                      (unaudited)

Loan receivable from shareholder
 and spouse                                   -              -        18,203
Advances to affiliated companies         75,449         77,778             -
Due to affiliated company                     -              -        (1,872)
Due to shareholder                      (45,064)       (84,090)       (5,444)
Accrued wages payable to
 shareholder and spouse                       -              -       (58,195)
-----------------------------------------------------------------------------

The loan receivable from the shareholder was non-interest bearing and was fully repaid on January 31, 1997.

Other related party balances are non-interest bearing and without specific terms of repayment.

The affiliated companies are related to Global Media Corp. through common control. The fair value of the balances are not determinable since they have no fixed repayment terms.

Global Media Corp.

                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS

All amounts as of April 30, 1998 and for the nine (in US dollars) months ended April 30, 1998 and 1997 are unaudited.


3.  RELATED PARTY TRANSACTIONS (cont'd)

During the nine months ended April 30, 1998, the Company's consolidated statement of income (loss) includes the following related party transactions:

* wages and benefits expense $64,269 [1997 - $53,513], to a shareholder and spouse.
* income from recharge of wages $ nil [1997 - $ 72,610], to a company related through common control.

During the year ended July 31, 1997 the Company's statement of income
(loss) includes the following related party transactions:

* advertising and marketing expense $nil [1996 - $73,421; 1995 - $20,237], to a company related through common control.
*    wages and benefits expense $45,565 [1996 - $147,752; 1995 - $33,859], to a shareholder and spouse.
* income from recharge of wages of $72,610 [1996 - $19,824; 1995 - $nil], to a company related through common control.

4.  INCOME TAXES

The actual income tax expense attributable to earnings for the years ended July 31, 1997, 1996 and 1995 and the nine month periods ended April 30, 1998 and 1997 differed from the amounts computed by applying combined statutory income tax rates to pretax earnings as a result of the following;


                              April 30,                     July 31,
                       ---------------------  -----------------------------------
                          1998        1997       1997        1996          1995
                            $           $          $           $             $
--------------------------------------------------------------------------------------
                      (unaudited)  (unaudited)

Tax provision at
 combined statutory
 income tax rate          (37,923)     (2,684)    (16,694)     10,173        (343)
Benefit of operating
 loss carryforwards             -           -           -        (719)          -
Other, net                      -           -           -         900           -
Losses for which no
 tax benefit has
 been recognized           37,923       2,684      16,694           -         343
--------------------------------------------------------------------------------------
                                -           -           -      10,354           -
--------------------------------------------------------------------------------------

At July 31, 1997 the Company has operating loss carryforwards available to reduce future taxable income. $ 24,857 expires in 2004 and $ 25,297 expires in 2005. A deferred tax asset has not been recognized in respect of these amounts as their future utilization does not meet the more likely than not' test prescribed by Financial Accounting Standard No. 109.

Global Media Corp.



                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS


All amounts as of April 30, 1998 and for the nine         (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.



5.  CAPITAL ASSETS

                                      Accumulated                  Net Book
                                         Cost        Amortization    Value
                                           $              $            $
-----------------------------------------------------------------------------
APRIL 30, 1998 (unaudited)
Office furniture and equipment           19,440          4,292        15,148
Computer equipment                       58,480          8,511        49,969
Leasehold improvements                    8,640          1,081         7,559
Call Center Infrastructure               83,473          6,261        77,212
Software                                 22,019          2,220        19,799
-----------------------------------------------------------------------------
                                        192,052         22,365       169,687
-----------------------------------------------------------------------------

JULY 31, 1997
Office furniture and equipment            9,794          2,576         7,218
Computer equipment                        8,814          2,187         6,627
Leasehold improvements                    2,029            709         1,320
Software                                  6,001            600         5,401
-----------------------------------------------------------------------------
                                         26,638          6,072        20,566
-----------------------------------------------------------------------------

JULY 31, 1996
Office furniture and equipment            8,917          1,439         7,478
Computer equipment                        3,404            510         2,894
Leasehold improvements                    1,415            367         1,048
-----------------------------------------------------------------------------
                                         13,736          2,316        11,420
-----------------------------------------------------------------------------

Global Media Corp.


                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS

All amounts as of April 30, 1998 and for the nine         (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.

6.  SHARE CAPITAL

                                     Apr. 30, 1998  July 31, '97  July 31, '96
                                          #              #             #
------------------------------------------------------------------------------
AUTHORIZED
Common shares, par value
 of $0.001 each                      200,000,000    200,000,000   200,000,000

ISSUED
Common shares                         19,890,831     11,059,400
Unissued common shares                                8,288,000     8,000,000
------------------------------------------------------------------------------

ISSUED:
                                                                   Additional
                                        Common          Share        Paid in
                                        Shares         Capital       Capital
                                           #              $             $
------------------------------------------------------------------------------

At April 30, 1998

Common Shares                         11,059,400         11,059       128,641
Common shares issued for cash            730,533            731       364,536
Common shares issued for
other than cash consideration:                 -              -             -
    Consideration for shares in
    Westcoast Wireless (note 1)        8,000,000              1             -
    In kind services                     100,898            101        50,348
------------------------------------------------------------------------------

At April 30, 1998 (unaudited)
Common shares                         19,890,831         11,892       543,525
------------------------------------------------------------------------------

As at July 31, 1997, 8,000,000 shares issued in consideration for the shares in Westcoast Wireless and 288,000 of the shares issued for cash had not been issued; however, legal agreement for the issue of these shares were in place at July 31, 1997, therefore the amounts were recorded as unissued share capital of $1 and $144,000 respectively as at July 31, 1997. All of these shares were issued in the five month period ended December 31, 1997.

As at December 31, 1997, 42,898 common shares have been issued in kind for rent of property while the remaining 58,000 have been issued in exchange for professional services (8,000), consulting (14,200) and wiring the computer and telephone infrastructure at the call centre (35,800). In addition, 442,533 were issued for cash in the first five month period ending December 31, 1997.

Global Media Corp.

                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS


All amounts as of April 30, 1998 and for the nine         (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.

6.  SHARE CAPITAL (con't)

Effective April 8, 1997 the company adopted, subject to shareholder approval, the 1997 Directors and Officers Stock Option Plan (the "Plan). The Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the Plan. The Plan provides for issuance of a total of 500,000 options with an exercise price of US$0.50 per share, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant.

At April 30, no options were outstanding under the Plan.

7. SEGMENTED INFORMATION

The Company's business operations are grouped into two industry segments:

Satellite Sales & Service - Westcoast Wireless Cable

Principally the marketing of direct to home satellite hardware and programming services to both commercial and private individuals primarily in Western Canada. Westcoast Wireless Cable commenced operations in the 1995 fiscal year.

CALL CENTER SERVICES - GLOBAL MEDIA CALL CENTER

Principally in providing internet integrated call centre services to US based clients from its location in Nanaimo, Canada. The Global Medial Call Centre commenced operations in September of 1997.


                             Nine Months Ended             Nine months   Year
                               April 3, 1998                  ended      ended
--------------------------------------------------------------------------------------
                      Call Center    Cable   Consolidated   April 30,   July 31,
                                                              1997        1997
                            $          $           $            $           $
--------------------------------------------------------------------------------------
                                               (unaudited)(unaudited)

Total revenue             261,954     601,290     863,244   1,399,608   1,637,732
Net Income (loss)         (22,758)   (207,043)   (229,801)    (62,673)   (108,999)
Amortization               14,093       2,585      16,678       3,333       3,957
Identifiable assets       219,157     117,898     337,055     120,057     295,458
Capital expenditures      161,310       4,104     165,414       7,032      13,209
--------------------------------------------------------------------------------------

Global Media Corp.

                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS


All amounts as of April 30, 1998 and for the nine         (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.



8.  COMMITMENTS AND CONTINGENCIES


(a) Global Media entered into a commercial lease for office space effective October 1, 1997, and will pay a total of $ 31,972 per year for the next five years ending September 30, 2002.

(b) Following a decision by the Federal Court of Appeal of Canada in November 1997, with respect to the sale of US satellite and programming services in Canada, the management of Westcoast Wireless decided to withdraw from this business, and to terminate its existing warranty agreements for such equipment. It is management's opinion that fulfillment of the warranty agreements would involve the Company transacting in illegal business, and that any liability resulting for this decision would not have a significant adverse effect on the financial position of the Company.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

    (a)  Liquidity

In the quarter, the Company made strides toward improving its liquidity. The call center operation was able to reach a break-even level for the third quarter ending April 30, 1998. The Company was able to reduce overhead by approximately $25,000/month by closing the Aldergrove office. The Aldergrove office was no longer required because the Company was no longer importing US satellite dishes for sale in Canada; operations were centralilzed at the Nanaimo office.

    (b)  Capital Resources

The Company continues to meet its obligations. The decrease in cash flow for the nine months ended April 30, 1998 was $109,044. The Company has continued to invest in developing its communications center. Purchase of capital assets for the nine months ended April 30, 1998 totaled $165,414. The Company is in the process of seeking long term debt financing using its wholly owned assets of the call center as collateral under a lease/buy-back program. If favorable terms can be obtained, the proceeds, not expected to exceed $100,00, be will be used to purchase new equipment and for working capital. The Company has been able to meet its current cash needs through operations. The Company has not sought funding thorugh any outside sources for the third quarter ending April 30, 1998.

    (c)  Results of Operations

For the three months ending April 30, 1998, the Company incurred a net loss of $1,801 and now has a net loss for the nine months ending April 30, 1998, of $229,801. Sales for the quarter ending April 30, 1998 were $152,000 contributing to total revenue of $863,000 for the nine month period ending April 30, 1998. While the Company continues to invest in its call center infrastructure and add strength to its existing database, the Company has been able to reach a break even stage of operations during the third quarter.

    Part II - Other Information
    ---------------------------

Item 1 - Legal Proceedings.

    There are no proceedings to report.

Item 2. - Changes in Securities.

    There are no changes to report.

Item 3. - Default Upon Senior Securities.

    There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of Security holders during the third quarter of fiscal 1998.

Item 5. - Other Information.

    The Registrant filed its Amendment Number 1 to Form 10-SB on May 16,
    1998.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GLOBAL MEDIA CORP.
Dated:  June 17, 1998
                        /s/Michael Metcalfe
                        Michael Metcalfe
                        Chairman, President, Secretary and Treasurer

                        /s/Robert Fuller
                        Robert Fuller
                        Director, Chief Executive Officer

                        /s/Winston V. Barta
                        Winston V. Barta
                        Director, Vice President of Marketing and
                        Business Development

                        /s/Dennis Morgan
                        Dennis Morgan
                        Director

                        /s/Jack D. McDonald
                        Jack D. McDonald
                        Director