Form 10QSB/A
period 1998-04-30
GLOBAL MEDIA CORP
filed 1998-07-31
CIK 1037628

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 FORM 10 Q SB (A)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ending April 30, 1998

                            GLOBAL MEDIA CORPORATION
_____________________________________________________________________________
                      (Name of Registrant in its Charter)



       Nevada                        0-23491                   91-1842480
______________________________________________________________________________
(State of Incorporation)      (Commission File No.)      (IRS Employer ID No.)


                               83 Victoria Crescent
                           Nanaimo, BC, Canada V9R 5B9
                         _______________________________
                              (Registrant's address)


                                 (250) 716-9949
                        _________________________________
                          Registrant's Telephone Number


Check whether the issuer:
  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
 (  ) YES ( X ) NO
  (2) has been subject to such filing requirements for the past 90 days.
 (  ) YES ( X ) NO

As of April 30, 1998 the Registrant had 19,890,831 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (  )YES ( X )NO

1.     FINANCIAL STATEMENTS

                             GLOBAL MEDIA CORPORATION
                              ______________________

                            CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________

                                                         (in US dollars)

                                     As at April 30       As at July 31
                                         1998           1997           1996
                                          $               $              $
______________________________________________________________________________
                                      (unaudited)
ASSETS
Current
Cash                                    12,846         121,890         15,905
Accounts receivable, net of allowance
for doubtful accounts of $ 53342
(July 31, 1997 13,307;1996 $ 4,058)     60,962          58,838        105,841
Inventory                                6,194          15,469         35,628
Prepaid expenses                        11,917             917          1,515
Advances to
 affiliated companies [note 3]         75,449           77,778
Loan receivable from
 shareholder [note 3]                                                  18,203
______________________________________________________________________________
                                      167,368          274,892        177,092
Capital assets [note 5]               169,687           20,566         11,420
______________________________________________________________________________
                                      337,055          295,458        188,512
______________________________________________________________________________
______________________________________________________________________________


LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Accounts payable and
 accrued liabilities                  129,036          94,649         83,727
Accrued wages payable to
 shareholder & spouse [note 3]                                        58,195
Taxes payable                          41,700          30,124         25,195
Due to affiliated company [note 3]                                     1,872
Due to shareholder [note 3]            45,064          84,090          5,444
_____________________________________________________________________________
                                      215,800         208,863         174,433
Deferred revenue                                      12,062
_____________________________________________________________________________
                                      215,800         220,925         174,433
_____________________________________________________________________________
_____________________________________________________________________________





                             GLOBAL MEDIA CORPORATION
                              ______________________

                            CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________

                                                         (in US dollars)

                                     As at April 30       As at July 31
                                   ________________     ___________________
                                         1998           1997           1996
                                          $               $              $
______________________________________________________________________________
                                      (unaudited)
Shareholders' equity
Share capital [note 6]                 11,892          11,059
Additional paid in capital [note 6]   543,525         128,641
Unissued share capital (note 6)                        144,001              1
Retained earnings (deficit)          (438,946)       (209,145)        14,486
Cumulative translation adjustment       4,784             (23)          (408)
______________________________________________________________________________

                                      121,255          74,533         14,079
______________________________________________________________________________
                                      337,055         295,458        188,512
______________________________________________________________________________
______________________________________________________________________________

See accompanying notes

On behalf of the Board:

Director                  Director
_________                 ___________


                            GLOBAL MEDIA CORPORATION
                             ______________________

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
______________________________________________________________________________

                                              (in US dollars)

                            Quarterly Report
                          Three Months Ending          Nine Months Ending
                               April 30                    April 30
                         _____________________        ____________________
                           1998         1997            1998         1997
                            $            $               $            $
______________________________________________________________________________
                      (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE
Sales                    149,419       421,648        844,882       1,382,526
Commission earned          6,216         5,337         18,362          17,083
______________________________________________________________________________
                         155,635       426,985        863,244       1,399,609
Cost of sales             13,702       123,446        413,124         529,692
Commission paid            5,073       104,143        139,352         507,594
______________________________________________________________________________
Gross margin             136,860       199,396        310,768         362,323
______________________________________________________________________________


GENERAL AND
ADMINISTRATIVE
EXPENSES [note 3]
Advertising
and marketing              2,484         6,010          8,123          14,298
Amortization               5,115         1,914         16,678           3,333
Bad debts                   ($63)        2,025         50,495           6,127
Bank charges,
interest and
financing fees             2,581         1,514         14,484          10,488
Foreign Exchange          (3,923)                       7,673
Professional fees         21,744        13,155         90,746          23,723
Office and miscellaneous  38,119        42,999        125,150         139,726
Travel                     7,879         3,809         26,453          14,389
Wages and benefits        53,600        28,045        200,767          87,566
______________________________________________________________________________
                         127,536        99,471        540,569         299,650
______________________________________________________________________________

Income (loss) before
 provision for
 income taxes              9,324        99,925       (229,801)         62,673
Income taxes [note 4]        -            -              -               -
______________________________________________________________________________
Net income (loss)
 for the year              9,324        99,925       (229,801)         62,673
______________________________________________________________________________
Net income (loss)
 per common share          0.00         0.005        (0.01)            0.00
______________________________________________________________________________
______________________________________________________________________________


See accompanying notes




                            GLOBAL MEDIA CORPORATION
                             ______________________

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
______________________________________________________________________________

                                              (in US dollars)

                                     Years Ended July 31
                          __________________________________________
                           1997              1996               1995
                            $                 $                  $
______________________________________________________________________________


REVENUE
Sales                   1,617,528        1,745,061            552,003
Commission earned          20,204           10,154             64,250
______________________________________________________________________________
                        1,637,732        1,755,215            616,253
Cost of sales             755,446          764,619            289,519
Commission paid           621,597          543,894            150,932
______________________________________________________________________________
Gross margin              260,689          446,702            175,802
______________________________________________________________________________


GENERAL AND
ADMINISTRATIVE
EXPENSES [note 3]
Advertising
and marketing              22,452          100,485             61,906
Amortization                3,957            1,917                416
Bad debts                  11,131            4,096                525
Bank charges,
interest and
financing fees             15,766           38,734             12,085
Foreign Exchange
Professional fees          63,003            7,888              2,004
Office and miscellaneous  180,597           90,438             58,300
Travel                     26,088           16,880              6,294
Wages and benefits         46,694          140,024             35,831
______________________________________________________________________________
                          369,688          400,462            177,361
______________________________________________________________________________
Income (loss) before
 provision for
 income taxes            (108,999)          46,240             (1,559)
Income taxes [note 4]        -              10,354               -
______________________________________________________________________________
Net income (loss)
 for the year            (108,999)          35,886             (1,559)
______________________________________________________________________________
Net income (loss)
 per common share          (0.01)            0.00                0.00
______________________________________________________________________________
______________________________________________________________________________


See accompanying notes


                              GLOBAL MEDIA CORPORATION
                               ______________________

                             CONSOLIDATED STATEMENTS OF
                             RETAINED EARNINGS (DEFICIT)
______________________________________________________________________________

                                                      (in US dollars)
                       Nine Months Ending
                           April 30,                 Years ended July 31,
                       _________________        ____________________________
                       1998         1997        1997        1996        1995
                        $            $           $           $            $
                    (unaudited)  (unaudited)
______________________________________________________________________________

Balance,
 beginning of year   (209,145)      14,486      14,486     (21,400)    (6,774)
Net income (loss)
 for the year        (229,801)      62,673    (108,999)     35,886     (1,559)
______________________________________________________________________________
                     (438,946)      77,159     (94,513)     14,486     (8,333)

Dividends
 declared and paid                            (114,632)               (13,067)
______________________________________________________________________________
Balance,
 end of year         (438,946)      77,159    (209,145)     14,486    (21,400)
______________________________________________________________________________
______________________________________________________________________________

See accompanying notes

                            GLOBAL MEDIA CORPORATION
                             ______________________

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________

                                              (in US dollars)

                            Quarterly Report
                          Three Months Ending          Nine Months Ending
                               April 30                    April 30
                         _____________________        ____________________
                           1998         1997            1998         1997
                            $            $               $            $
______________________________________________________________________________
                      (unaudited)    (unaudited)    (unaudited)    (unaudited)

OPERATING ACTIVITIES
Net income (loss)
 for the year              9,324         99,925       (229,801)        62,673
Items not requiring
 an outlay of funds
  Amortization             5,115          1,914         16,678          3,333
  Services settled
  through share
  issuance                                              50,449
______________________________________________________________________________
                          14,439        101,839       (162,674)        66,006

Changes in non-cash
 operating working capital
  Accounts receivable      8,878          1,444         (2,124)        52,804
  Inventory                7,750          1,408          9,275         14,981
  Prepaid expenses         5,722            384        (11,000)           858
  Accounts payable
   and accrued
   liabilities           (14,543)       (35,372)        34,387        (30,477)
 Accrued wages payable                                                (58,195)
 Taxes payable                           (3,414)        11,576        (10,962)
Advances from
 (repayments to)
   shareholder            (7,397)          (762)       (39,026)       (28,722)
Advances to/from
 affiliated companies     (1,317)       (65,345)         2,329        (28,506)
Deferred revenue                                       (12,062)
______________________________________________________________________________
Cash provided by
 (used in)
  operating activities    13,532            182       (169,319)       (22,213)
______________________________________________________________________________

INVESTING ACTIVITIES
Sale (purchase)
 of capital assets       (21,604)           471       (165,414)        (7,317)
Decrease (increase)
 in loan receivable
  from shareholder                                                     18,203
______________________________________________________________________________
Cash provided by
 (used in)
   investing activities  (21,604)          471        (165,414)        10,886
______________________________________________________________________________

FINANCING ACTIVITIES
Dividends
Share subscriptions                                    221,267
Increase (decrease)
 in bank indebtedness       -              -              -              -
______________________________________________________________________________
Cash provided by
 (used in)
  financing activities         0             0         221,267              0
______________________________________________________________________________
Effect of exchange
 rate changes on cash     (4,089)       (4,128)          4,422           (736)

Increase (decrease)
 in cash during the year (12,161)       (3,475)       (109,044)       (12,063)
______________________________________________________________________________
Cash,
 beginning of period      25,007         7,316         121,890         15,905
______________________________________________________________________________
Cash,
 end of period            12,846         3,841          12,846          3,842
______________________________________________________________________________


Cash is represented by:
Cash                      12,846       (10,468)         12,846        121,890
Term Deposits                           14,310
______________________________________________________________________________
                                                       121,890

Interest - paid            2,581          1,265          4,470            331
Income taxes paid           -              -              -              -
______________________________________________________________________________
______________________________________________________________________________

See accompanying notes



                            GLOBAL MEDIA CORPORATION
                             ______________________

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________

                                              (in US dollars)

                                   Year Ended July 31
                              ______________________________________
                              1997             1996             1995
______________________________________________________________________________

OPERATING ACTIVITIES
Net income (loss)
 for the year              (108,999)          35,886           (1,559)
Items not requiring
 an outlay of funds
  Amortization                3,957            1,917              416
  Services settled
  through share
  issuance                     -                -                 -
______________________________________________________________________________
                            105,042           37,803           (1,143)

Changes in non-cash
 operating working capital
  Accounts receivable        47,216         (103,292)          (3,495)
  Inventory                  20,233          (17,551)         (18,203)
  Prepaid expenses              599           (1,291)
  Accounts payable
   and accrued
   liabilities               11,090           29,560           54,329
 Accrued wages payable      (58,527)          58,737
 Taxes payable                5,034           12,728           12,551
Advances from
 (repayments to)
   shareholder               79,266            5,358           (6,993)
Advances to/from
 affiliated companies       (80,309)          23,204          (21,075)
Deferred revenue             12,062
______________________________________________________________________________
Cash provided by
 (used in)
  operating activities      (68,378)          45,256           15,971
______________________________________________________________________________

INVESTING ACTIVITIES
Sale (purchase)
 of capital assets          (13,209)          (9,652)          (4,165)
Decrease (increase)
 in loan receivable
  from shareholder           18,306          (18,372)
______________________________________________________________________________
Cash provided by
 (used in)
   investing activities       5,097          (28,024)          (4,165)
______________________________________________________________________________

FINANCING ACTIVITIES
Dividends                  (114,632)                          (13,067)
Share subscriptions         283,700
Increase (decrease)
 in bank indebtedness          -              (6,318)           6,247
 ________________________________________________________________________
Cash provided by
 (used in)
  financing activities      169,068           (6,318)          (6,820)
______________________________________________________________________________
Effect of exchange
 rate changes on cash           198             (143)              54

Increase (decrease)
 in cash during the year    105,985           10,771            5,040
______________________________________________________________________________
Cash,
 beginning of period         15,905            5,134               94
______________________________________________________________________________
Cash,
 end of period              121,890           15,905            5,134
______________________________________________________________________________


Cash is represented by:
Cash                        121,890           15,905
Term Deposits                  -                -               5,134
______________________________________________________________________________
                            121,890           15,905            5,134

Interest - paid                 357
Income taxes paid             9,278
______________________________________________________________________________
______________________________________________________________________________

See accompanying notes



Item 2   Management's Discussion and Analysis of Plan of Operation

(a)     Liquidity

In the quarter, the Company made strides toward improving its liquidity. The call center operation was able to reach a break-even level for the third quarter ending April 30, 1998. The Company was able to reduce overhead by approximately $25,000/month by closing the Alder grove office. The Alder grove office was no longer required because the Company was no longer importing US satellite dishes for sale in Canada; operations were centralized at the Nanaimo office.

The current deficiency in working capital is being supported by shareholder loans. Management intends to improve liquidity by completing a Regulation D private placement. The Company plans to sell 1,000,000 units at a price of $1 per unit, each unit consisting of 1 share of common stock and one warrant exercisable at $2.00. These warrants will expire on August 31, 1999. There are no registration rights for the common stock underlying the warrants.
After offering costs, the net proceeds to the Company are expected to be $800,000. Based on the success of the stock price, the $2 warrants may also provide future financing to the Company, to a maximum of $2,000,000 if all warrants are exercised. The majority of the funds raised through this private placement will be used to fund development and marketing of the Company's Internet web site which will be focussed on the sale of entertainment products, primarily music CD's and film video cassette products. Funds will also be used for working capital. A portion of the funds raised will also be used to expand the call center operations.


(b)     Capital Resources

The Company continues to meet its obligations. The decrease in cash flow for the nine months ended April 30, 1998 was $109,044 including a net loss of $229,801, amortization of $16,678 and services settled through share issuance of $50,449. The services settled through share issuance were primarily related to development of call center infrastructure. Prepaid expenses increased by $11,000 as prepaid rent was part of the services settled through share issuance. Accounts payable increased by $34,387 primarily related to accounting and legal fees. Advances from shareholder decreased by $39,026 representing repayment of a shareholder loan.

The Company has continued to invest in developing its communications center. Purchase of capital assets for the nine months ended April 30, 1998 totaled $165,414 comprised mostly of telephone and computer equipment and software. The Company is in the process of seeking long term debt financing using its wholly owned assets of the communications center as collateral under a lease/buy-back program. If favorable terms can be obtained, the proceeds, not expected to exceed $100,000, will be used to purchase new equipment and for working capital. As the call center approaches profitability, management expects to able to fund future capital asset purchases through cash flow and equity financing. The Company has no commitment to purchase capital assets for continuing operations of the call center.

Cash provided by financing activities was $221,267 representing the sale of share subscriptions.

For the three months ending April 30, 1998 operations generated a positive cash flow of $13,532 comprised of net income of $9,324, a collection of $8,878 of accounts receivable, a decrease in inventory of $7,750 offset by a reduction of accounts payable by $14,543 and repayments to a shareholder of $7,397. The company continued to invest in capital assets using $21,604 in investing activities primarily for call center infrastructure.


   Results of Operations

For the three months ending April 30, 1998, the Company produced a net profit of $9,324 and now has a net loss for the nine months ending April 30, 1998, of $229,801. Sales for the quarter ending April 30, 1998 were $155,635 contributing to total revenue of $863,244 for the nine month period ending April 30, 1998. Sales decreased 38.9% to $844,882 for the nine months ended April 30, 1998 compared to $1,382,526 for the nine months ended April 30, 1997. This was primarily due to the continuing impact of retail prices having dropped by an average of 50% during 1997 coupled with the discontinued sale of a large portion of the product line in conjunction with a supreme court ruling. Advertising and marketing expense decreased $6,175 to $8,123 for the nine months ending April 30, 1998 compared to $14,298 for the nine months ended April 30, 1997. This was primarily due to decreased advertising for the product lines prohibited in the recent supreme court ruling. Amortization increased by $13,345 to $16,678 for the nine months ending April 30, 1998 compared to $3,333 for the nine months ended April 30, 1997. This was primarily due the depreciation of a larger capital asset base in the call center. Bad debt expense increased by $44,368 to $50,495 for the nine months ending April 30, 1998 compared to $6,127 for the nine months ended April 30, 1997. This was related to a receivable from the call center ($35,000) now deemed to be unrecoverable and further write-offs of satellite programming receivables (15,495).

Professional fees increased by $67,023 to $90,746 for the nine months ending April 30, 1998 compared to $23,723 for the nine months ended April 30, 1997. This was primarily related to legal and accounting expenses associated with completing recent S.E.C. filings. Travel expense increased by $12,064 to $26,453 for the nine months ending April 30, 1998 compared to $14,389 for the nine months ended April 30, 1997. This increase in primarily attributable to travel to and from the call center by officers and directors who do not live in Nanaimo. Wages and benefits increased by $113,201 to $200,767 for the nine months ending April 30, 1998 compared to $87,566 for the nine months ended April 30, 1997. This was primarily due to increased staffing for the call center.

While the Company continues to invest in its call center infrastructure and add strength to its existing database, the Company has been able to reach a break even stage of operations during the third quarter. Net income for the three months ending April 30, 1998 was $9,324 representing a decrease of $90,601 from the same period last year. The decrease in profit was mainly attributable to a decrease in sales.

Due to the decreased prices and margins currently available from the sales of satellite hardware and programming services, management has decided to suspend sales of these products pending a significant change in the marketplace. This is the main cause behind the 64.6% decrease in sales for the three months ended April 30, 1998, $149,419, compared to $421,648 for the three months ended April 30, 1997. Cost of sales also decreased significantly resulting in only a 31.6% decrease in gross margin which fell to $136,860 (91,6% of sales) for the three months ended April 30, 1998 compared to $199,396 (47.3% of sales) for the three months ended April 30, 1997. General and administrative expenses increased in the quarter, mainly due to an increase in wages and benefits of $25,555 as a result of increased call center staff.

Management intends to focus its strengths in entertainment sales and telemarketing in conjunction with the expanded reach brought by the newly developed communications center to sell other entertainment products. The Company is currently developing an Internet web site which will focus on the sale of music CD and videos. The Company will continue to use its existing communications infrastructure and marketing expertise in the sale of these new product lines. Due to the suspension of satellite sales, management expects a significant drop in revenues pending the completion of development of the web site.

                                      NOTES
                                     _______


All amounts as of April 30, 1998 and for the nine              (in US dollars)
months ended April 30, 1998 and 1997 are unaudited.

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "company") was incorporated on April 8, 1997 in the State of Nevada and is engaged in providing internet-integrated call center services from its location in Nanaimo, Canada, and marketing of direct to home satellite hardware and programming services to both commercial and private individuals primarily in Western Canada. The Company commenced its internet-integrated call center operation in September of 1997.

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

These interim financial statements include all adjustments which in the opinion of management are necessary in order to ensure the financial statements are not misleading.


2.  SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

Inventory is recorded at the lower of actual cost, using the first in, first out method, and net realizable value.

CAPITAL ASSETS AND AMORTIZATION

Capital assets are recorded at cost. Amortization has been calculated using the methods and rates as follows, except in the year of acquisition when one half of the rate is used.

Call center infrastructure                      20% declining balance
Office furniture and equipment                  20% declining balance
Software                                        20% declining balance
Computer equipment                              30% declining balance
Leasehold improvements                          5 year straight line

REVENUE RECOGNITION

Revenues are recorded at the time of installation for hardware sales, and at contract inception for sales of programming.

Revenues from the Call Center are recognized on a straight line basis over the length of the contract.

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

FINANCIAL INSTRUMENTS

The financial instruments of the Company are carried at values which approximate fair value.

3.  RELATED PARTY TRANSACTIONS
                                           April 30         July 31
                                            1997        1997       1996
_____________________________________________ $__________$__________$___
                                          (unaudited)

Loan receivable from shareholder
and spouse                                    -          -        18,203
Advances to affiliated companies            75,449      77,778      -
Due to affiliated company                     -          -        (1,872)
Due to shareholder                         (45,064)    (84,090)   (5,444)
Accrued wages payable to shareholder
and spouse                                    -          -       (58,195)
____________________________________________________________________________

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

                                   April 30               July 31,
                              ________________        _______________________
                              1998        1997       1997      1996      1995
                               $           $          $         $          $
_____________________________________________________________________________
                                (unaudited)                 (unaudited)
Tax provision at combined
 statutory income tax rate (37,923)     (2,684)    (16,694)   10,173     (343)
Benefit of operating loss
 carryforwards                -            -           -        (719)      -
Other, net                    -            -           -         900
Losses for which no tax
 benefit has been
 recognized                 37,923       2,684      16,694       -        343
_____________________________________________________________________________

                              -            -                  10,354
_____________________________________________________________________________

At July 31, 1997 the Company has operating loss carryforwards available to reduce future taxable income. $ 24,857 expires in 2004 and $ 25,297 expires in 2005. A deferred tax asset has not been recognized in respect of these amounts as their future utilization does not meet the more likely than not' test prescribed by Financial Accounting Standard No. 109.


5.  CAPITAL ASSETS
                                                Accumulated           Net Book
                                  Cost          Amortization          Value
                                   $                 $                  $
_____________________________________________________________________________

APRIL 30, 1998 (unaudited)
Office furniture and equipment   19,440          4,292               15,148
Computer equipment               58,480          8,511               49,969
Leasehold improvements            8,640          1,081                7,559
Call Center Infrastructure       83,473          6,261               77,212
Software                         22,019          2,220               19,799
_____________________________________________________________________________
                                192,052         22,365              169,687


July 31, 1997
Office furniture and equipment    9,794          2,576                7,218
Computer equipment                8,814          2,187                6,627
Leasehold improvements            2,029            709                1,320
Software                          6,001            600                5,401
_____________________________________________________________________________
                                 26,638          6,072               20,566


July 31, 1996
Office furniture and equipment    8,917          1,439                7,478
Computer equipment                3,404            510                2,894
Leasehold improvements            1,415            367                1,048
_____________________________________________________________________________

                                 13,736          2,316               11,420
_____________________________________________________________________________



6.  SHARE CAPITAL
                                  Apr. 30, '98    July 31, '97    July 31 '96
                                        #              #               #
______________________________________________________________________________
AUTHORIZED
Common shares
par value of $0.001 each          200,000,000     200,000,000     200,000,000

ISSUED
Common shares                      19,890,831      11,059,400
Unissued common shares                              8,288,000       8,000,000
______________________________________________________________________________

ISSUED:
                                                   Share       Additional
                                 Common Shares     Capital     Paid in Capital
                                   #                 $               $
______________________________________________________________________________

At April 30, 1998

Common Shares                    11,059,400        11,059      128,641
Common shares issued for cash       730,533           731      364,536
Common Shares issued for
 other than cash consideration:
  Consideration for shares
  in Westcoast Wireless (note 1)  8,000,000             1         -
  In Kind Services                  100,898           101        50,348
______________________________________________________________________________

At April 30, 1998 (unaudited)
Common Shares                    19,890,831         11,892      543,525
______________________________________________________________________________

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

As at December 31, 1997, 42,898 common shares have been issued in kind for rent of property while the remaining 58,000 have been issued in exchange for professional services (8,000), consulting (14,200) and wiring the computer and telephone infrastructure at the call center (35,800). In addition, 442,533 were issued for cash in the first five month period ending December 31, 1997.

Effective April 8, 1997 the company adopted, subject to shareholder approval, the 1997 Directors and Officers Stock Option Plan (the "Plan"). The Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the Plan. The Plan provides for issuance of a total of 500,000 options with an exercise price of U.S. $0.50 per share, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the board at the time of the grant.

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

Principally in providing internet integrated call center services to US based clients from its location in Nanaimo, Canada. The global Media Call Center commenced operations in September of 1997.


                      9 months ending           9 months ending   Year Ending
                      4/30/97                   4/30/97           7/31/97
______________________________________________________________________________
                  Call    Cable   (Consolidated)
                   $       $          $              $               $
______________________________________________________________________________
                                  (Unaudited)     (Unaudited)
Total Revenue   261,954   601,290   863,244        1,399,608        1,637,732
Net Income
(loss)          (22,758) (207,043) (229,801)         (62,673)        (108,999)
Amortization     14,093     2,585    16,678            3,333            3,957
Identifiable
 Assets         219,157   117,898   337,055          120,057          295,458
Capital
 Expenditures   161,310     4,104   165, 414           7,032           13,209
_____________________________________________________________________________


8.     COMMITMENTS AND CONTINGENCIES

(a) Global Media entered into a commercial lease for office space effective October 1, 1997, and will pay a total of $31,972 per year for the next five years ending September 30, 2002.

(b) Following a decision by the Federal Court of Appeal of Canada in November 1997, with respect to the sale of U.S. satellite and programming services in Canada, the management of Westcoast Wireless decided to withdraw from this business, and to terminate its existing warranty agreements for such equipment. It is management's opinion that fulfillment of the warranty agreements would involve the Company transacting in business contrary to the Federal Court ruling, and that any liability resulting for this decision would not have a significant adverse effect on the financial position of the Company.

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDIA CORPORATION
/s/ Michael Metcalfe
    Michael Metcalfe, President and Director