Form 10QSB/A
period 1998-04-30
GLOBAL MEDIA CORP
filed 1998-08-03
CIK 1037628

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

The current deficiency in working capital is being supported by shareholder loans. Management intends to improve liquidity through equity financing. Management's current intent is to undertake to raise at least $800,000.00 in net proceeds to the Company. The majority of the funds raised will be used to fund development and marketing of the Company's Internet web site which will be focussed on the sale of entertainment products, primarily music CD's and film video cassette products. Funds will also be used for working capital. A portion of the funds raised will also be used to expand the call center operations.


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

GLOBAL MEDIA CORPORATION
/s/ Michael Metcalfe
    Michael Metcalfe, President and Director

EXHIBIT 20

                              CAIRNS, DWORKIN & CHAMBERS, P.C.
                            3900 East Mexico Avenue, Suite 1300
                                  Denver, Colorado 80203
                                       (303) 584-0990
                                    FAX: (303) 584-0995

August 3, 1998

Anthony Barone, Esq.
Division of Corporate Finance
Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington D.C. 20549

          RE: Edgar Submission of Global Media Corp. Form 10QSB-A

Dear Mr. Barone:

     Submitted with this letter in appropriate Edgar format is the Global Media Corporation Form 10-QSB-A for the period ended April 30, 1998, and a new
Exhibit 20. On July 31, 1998, Global Media Corp. Transmitted this same Form 10-QSB-A, but inadvertently included in that transmission a draft version of
Item 2; Management's Discussion and Analysis. The transmission submitted on this date deletes language from the draft of Item 2, Management's discussion and Analysis and replaces it with the final, approved language contained herein.

     We apologize for this oversight and any resulting confusion. Should there be any question regarding this re-submission, please do not hesitate to phone or write.

                                     Sincerely,
                                     CAIRNS, DWORKIN & CHAMBERS

                                     /S/ Bradford J. Lam
                                         Bradford J. Lam






EXHIBIT 27
                                   GLOBAL MEDIA CORP.
                                ________________________

                                FINANACIAL DATA SCHEDULE



PERIOD-START                             AUG 1, 1997             AUG 1, 1996
FISCAL-YEAR-END                          JUL-31-1998             JUL-31-1997
PERIOD-END                               APR-30-1998             JUL-31-1997
CASH                                          12,846                 121,890
SECURITIES                                         0                       0
RECEIVABLES                                   60,962                  58,838
ALLOWANCES                                         0                       0
INVENTORY                                      6,194                  15,469
CURRENT-ASSETS                               167,368                 274,892
PP&E                                               0                       0
DEPRECIATION                                       0                       0
TOTAL-ASSETS                                 337,055                 295,458
CURRENT-LIABILITIES                          215,800                 208,863
BONDS                                              0                       0
PREFERRED-MANDATORY                                0                       0
PREFERRED                                          0                       0
COMMON                                        11,892                  11,059
OTHER-SE                                     109,363                  63,474
TOTAL-LIABILITY-AND-EQUITY                   337,055                 295,458
SALES                                        844,882               1,617,528
TOTAL-REVENUES                               863,244               1,637,732
CGS                                          413,124                 755,446
TOTAL-COSTS                                  552,476               1,377,043
OTHER-EXPENSES                               540,569                 369,688
LOSS-PROVISION                             (229,801)               (108,999)
INTEREST-EXPENSE                                   0                       0
INCOME-PRETAX                              (229,801)                       0
INCOME-TAX                                         0                       0
INCOME-CONTINUING                                  0                       0
DISCONTINUED                                       0                       0
EXTRAORDINARY                                      0                       0
CHANGES                                            0                       0
NET-INCOME                                 (229,801)               (108,999)
EPS-PRIMARY                                    (.01)                   (.01)
EPS-DILUTED                                    (.01)                   (.01)