Form 10KSB
period 1998-07-31
GLOBAL MEDIA CORP
filed 1998-10-28
CIK 1037628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10KSB

                          NOTIFICATION OF LATE FILING

(CHECK ONE):/X/Form 10-KSB / /Form 20-F / /Form 11-K / /Form 10-Q / /Form N-
SAR

                    For Period Ended: July 31, 1998

_____________________________________________________________________________
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
_____________________________________________________________________________
PART 1 - REGISTRANT INFORMATION


                               GLOBAL MEDIA CORP.
                   __________________________________________
             (Exact name of Registrant as specified in its charter)


                              83 Victoria Crescent
                          Nanaimo, B.C., Canada V9R 5B9
                      ____________________________________
                         (Address of Principal Offices)

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

/X/    (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
/ /    (b) The subject annual report, semi-annual report, transition report on
           Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
/ /    (c) The accountant's statement or other exhibit required by Rule
           12B-25( ) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

This filing could not be completed in a more timely manner due to incomplete financial statements. This is a result of both Canadian and United States taxation issues which must be addressed in the Registrant's financial statement. The Company intends to file its completed Form 10-KSB for the year ended July 31, 1998 within 30 days of this date.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

         Michael Metcalfe              (250)            716-9949
      ______________________        ___________    __________________
            (Name)                  (Area Code)    (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 80 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been
      filed?  If answer is no, identify report(s).      /X/Yes    / /No
_____________________________________________________________________________

(3) Is it anticipated that any significant change in results of operation from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or
      portion thereof?                                  / /Yes    /X/No

      If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of results cannot be made:

_____________________________________________________________________________

Global Media Corporation
__________________________
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

By:/s/ Michael Metcalfe                 Date: October 28, 1998
      __________________                      _________________
      President and
      Chairman of
      the Board of Directors

_____________________________ATTENTION_______________________________________
INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL CRIMINAL
                     VIOLATIONS. (SEE 18 U.S.C. 1001)
_____________________________________________________________________________