Form 10KSB/A
period 1998-07-31
GLOBAL MEDIA CORP
filed 1998-12-03
CIK 1037628

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended July 31, 1998

/ / Transition report under Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    For the transition period from ______ to ________

    Commission file number 0-23491

                            GLOBAL MEDIA CORPORATION
_____________________________________________________________________________
                  (Name of Small Business Issuer in its Charter)



       Nevada                                                   91-1842480
______________________________________________________________________________
(State of Incorporation)                                 (IRS Employer ID No.)


       83 Victoria Crescent
       Nanaimo, BC, Canada                                 V9R 5B9
_____________________________________________________________________________
(Address of Principle Executive Offices)                  (ZIP Code)


                                 (250) 716-9949
                        _________________________________
                  Issuers Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

           Title of Each Class                 Name of Each Exchange
                                                On Which Registered
          ______________________              _______________________

          ______________________              _______________________
          ______________________              _______________________

Securities registered under Section 12 (g) of the Exchange Act:

                                  Common Stock
                             ______________________
                                (Title of Class)
Check whether issuer:
   (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that
       the registrant was required to file such reports),   YES /X/ NO / /
and
   (2) has been subject to such filing requirements for the past 90 days.
       YES /X/ NO/ /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. / /

State issuer's revenues for its most recent fiscal year.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 19,890,831

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated:
     (1) any annual report to security holders
     (2) any proxy or information statement; and
     (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one): YES / / NO/X/

                                     PART I
ITEM 1. BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Global Media Corp.'s ("the Company") industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview," "Liquidity and Capital Resources," and "Additional Factors That May Affect Future Results" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Risk Factors" section. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and entertainment products retail industries and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").

OVERVIEW

Global Media is in the process of developing a web site and associated licensing program to sell music CDs, video cassettes, DVDs, books, magazine subscriptions and other entertainment products via a series of Internet web sites. The Company also plans to be a major participant in the newest method of music and video distribution via direct Internet download. Global Media will strive to offer its customers compelling value through innovative use of technology, broad selection, high-quality content, a high level of customer service and personalized services. The Company will offer a catalogue of more than 250,000 CDs, 150,000 movie video cassettes, 30,000 DVDs, 100,000 digital audio files and 2 million book titles, easy-to-use search and browse features, e-mail services, personalized shopping services, Web-based credit card payment and direct shipping to customers. Operating as an online retailer, Global Media will have virtually unlimited online shelf space and will offer customers a vast selection through an efficient search-and-retrieval
interface.   Operating as a wholesaler to the Company's licensees, Global
Media will be able to achieve faster market penetration and increased sales. The Company believes that as its user base grows, it will not only be able to increase revenues from sales of its main product lines but also through related merchandise, advertising and sponsorship programs.

Global Media Corp. was incorporated on April 8, 1997, pursuant to the laws of the State of Nevada for the purpose of acquiring and developing profitable communications projects to increase shareholder wealth. The Company's principal corporate offices are located in Nanaimo, British Columbia, Canada. The Company's common stock is listed on the Over the Counter Electronic Bulletin Board (OTC:BB) under the symbol "GLMC".

THE GLOBAL MEDIA COMMUNICATIONS CENTER

The Company has built a 25 station call center in Nanaimo, BC, Canada. Using a network of servers, Internet lines, computers, phones and contact management software, the center is designed to operate as a completely integrated Internet call center. The call center is capable of simultaneously providing real-time online customer service and information as well as traditional,
phone-based call center services.   The center was originally used for
accepting incoming phone calls, faxes and e-mails and making a limited amount of outbound phone calls to and from members of the financial community, including stock brokers, analysts and sophisticated investors who were seeking information on behalf of client companies. As such, the call center is integrated with a sophisticated back end database and customer management system.

This communication center is now being used to manage Global Media's own investor relations as well as managing development and marketing of the Company's corporate web site, including its affiliate and licensing programs. The communication center will continue to be used to manage the Company's investor relations and will co-ordinate marketing and customer service of the entertainment and sales web site as well as communication with the Company's projected thousands of affiliates and hundreds of licensees.

WESTCOAST WIRELESS CABLE - DISCONTINUED OPERATIONS

Following a decision by the Canadian Federal Court of Appeal in November, 1997, prohibiting the sale of US based satellite and programming services in Canada, the management of Westcoast Wireless decided to withdraw from the home satellite business. The home satellite business includes all operations of Westcoast Wireless.

THE GLOBAL MEDIA WEB SITE

Global Media will strive to offer an online shopping experience that involves visual, audio and literary entertainment, discovery and fulfilment for its customers. The Company believes that the sale of various entertainment products and services over the World Wide Internet, ("the Web"), can offer attractive benefits to consumers including: greater selection, convenience, ease-of-use, competitive pricing, depth of content and information and personalization. Customers entering the Global Media web site will be able to do much more than order CDs, videos, books and other products. They will also be able to purchase gift certificates, conduct targeted searches, browse editorial content, enter contests, read and post reviews, register for personalized services, check order status and more. The key components of Global Media's 'non sales' offerings will include browsing, searching, reviews and content, online community and personalization.

BROWSING

The Global Media site will offer visitors a variety of features arranged in a simple, easy-to-use fashion intended to enhance product search, entertainment
and information value.    Users who have provided personal data will view
features directly related to their interests.

SEARCHING

A primary feature of the Global Media web site will be its interactive, searchable catalogue of more than 2 million entertainment products. The Company will provide a selection of search tools to find products based on title, subject, artist (music, film or literary), keyword, publication date or ISBN. The Company has licensing agreements for catalogue and other information from third parties.

REVIEWS AND CONTENT

Global Media will offer numerous forms of content to entertain and engage readers, enhance the customer's shopping experience and encourage purchases. The Company's website will allow users to view current entertainment news related to its various product lines, reviews, artist biographies and lists of their works, historical and educational information in the areas of music, film and books. Visitors will also be able to hear and view recording and video samples. Customers will be encouraged to write and post their own reviews or pose questions through interactive forums.

ONLINE COMMUNITY

By creating an online community, the Company hopes to promote loyalty and repeat purchases by providing customers with an inviting and familiar experience that will encourage them to return frequently to the site and to interact with other users. Global Media will invite music, film and book fans as well as artists and other industry members to post reviews, sponsor competitions and provide various forums for discussion.

PERSONALIZATION

Global Media will continually seek to personalize its product and service offerings. Personalization features may include greeting customers by name, providing recommendations and displaying promotions and editorial content based on customers' individual preferences. Global Media believes that personalization of a customers' shopping experience at the Company's web site will be an important element of the value proposition it offers to customers.

AVAILABILITY AND FULFILMENT

Many of the Company's products will be available for shipment within 24 hours, others will be available within 48 to 72 hours and the remainder will generally available within four to six weeks. In the future, the Company plans to offer certain out-of-print titles which may be available in one to three months. Global Media will contract packaging and shipping through its various suppliers. One such arrangement, with Baker & Taylor, has already been announced. Customers will be able to select from a variety of delivery options, including overnight and various international shipping options. The Company will use e-mail to notify customers of order status under various conditions. The digital audio files sold by the Company will be delivered instantly over the Internet. Global Media will seek to provide rapid and reliable fulfilment of customer orders and will continually seek to improve its speed of availability and fulfilment.

LICENSING

Global Media will license use of its back end database and secure transaction processing, ordering and fulfilment systems to third party Internet marketers. This will allow companies without sufficient development expertise or funding to use an existing system to target various niche markets. For an up front charge and ongoing revenue sharing, companies will be able to license unique front end web sites running off Global Media's back end. This licensing program differs from the affiliate program, which will also be offered by Global Media, in that the entire purchase experience occurs within the licensee's front end with all the back end database and transaction processing systems being managed by Global Media.

With Global Media's licensing program, everyone from small Internet start-ups to major "bricks and mortar" retailers will be able to have their own online entertainment sales web site. Global Media will provide these businesses with a unique front-end web site which may either be targeted to niche or broad-based markets. The entire purchasers' experience will happen completely within the licensee's site, allowing them to build their own brand name. Global Media will manage the entire back-end system including inventory, packaging, shipping, database management, and transaction processing.

Based on the individual agreement, licensees may also license Global Media's editorial content, including general interest entertainment articles, CD and movie reviews, etcetera. This will allow businesses to quickly enter the online entertainment retailing market without undergoing the significant time and expenditure involved in developing a sophisticated back-end system. Licenses will be available for an up-front cost with ongoing revenue sharing.

MARKETING AND PROMOTION

The Company will seek to expand its customer base through multiple marketing channels which include: (i) pursuing an aggressive marketing campaign using a combination of online and traditional media publicity; (ii) establishing strategic alliances with traditional content and major Internet content and service providers; (iii) entering into linking arrangements with other Web sites; (iv) using direct marketing techniques to target new and existing customers with personalized communications; and (v) promotion of its affiliate and licensing programs.

CUSTOMER SERVICE

The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases will depend, in part, on the strength of its customer support and service operations and staff. The Company will seek to achieve frequent communication with and feedback from its customers to continually improve the Global Media site and services. The Company will offer a number of e-mail addresses to enable customers to request information and to encourage feedback and suggestions. The Company will use its existing communication center facilities to maintain contact with customers, affiliates and licensees.

TECHNOLOGY

The Company is assembling an array of site management, search, customer interaction, catalogue and inventory database management, transaction-processing and fulfilment services and systems. These will use a combination of the Company's own proprietary technologies and commercially available, licensed technologies. The Company's current strategy is to focus its development efforts on creating and enhancing the web site as well as the
affiliate and licensee programs.   The Company will continue to aggregate and
license the use of entertainment content, products and services.

The Company will use a set of applications for accepting and validating customer orders, organizing, placing and managing orders with suppliers and managing shipment of product to customers based on various ordering criteria. The Company's transaction-processing systems will be able to handle millions of items, a number of different availability statuses, gift-wrapping requests and multiple shipment methods and allow the customer to choose whether to receive single or several shipments based on availability. These applications will also manage the process of accepting, authorizing and charging customer credit cards. The majority of these applications can either be commercially licensed or exist as part of the systems of the Company's fulfilment partners.

Due to the highly automated nature of the systems being put in place, only a small group of systems administrators and network managers will be required to monitor and operate the Company's Web site, network operations and transaction-processing systems. The continued uninterrupted operation of the Company's web site and transaction-processing systems will be essential to its business and the businesses of its licensees. The Company will use the services of multiple Internet service providers to obtain connectivity to the Internet over multiple dedicated lines.

PARTNERSHIPS

Global Media has agreements with Muze Inc., Baker & Taylor and Liquid Audio. Muze Inc. is the leading independent source of digital information about music, books and movies. Muze's music and home video content will be the database source for the Global Media web site. Baker & Taylor will manage all packaging, shipping and returns of CDs, videos and DVDs sold through Global Media's web site. Operating worldwide, Baker & Taylor distributes a wide range of products, including books, video, audio, software, and related services to retail stores and libraries. The company has 11 inventory distribution centers across the United Sates. Liquid Audio's technology allows consumers to preview and purchase CD-quality music over the Internet, while ensuring copyright protection and tracking royalties.

As part of its growth strategy, the Company seeks to establish strategic alliances with global on-line, music and media companies to attract additional users to, and increase brand awareness of, the Company's websites. These include network television operators, cable and satellite operators as well as radio networks. These types of partnerships not only bring credibility and financial backing but have access to leverage existing viewers to a sales web site. The Company is also seeking partnerships with large Internet portals, search engines and chat lines.

FAULT TOLERANCE

The Company will operate a 24-hour a day, seven-day a week computing facility. The Company's website architecture will use redundant servers and RAID (redundant array of independent drives) storage systems so that downtime due to system outages or maintenance needs are minimized. The Company will deploy an architecture in which all components of the on-line systems are redundant, allowing continuous operation even in the event of occasional component failures.

SECURITY

The Company will employ a combination of proprietary and commercially available firewalls to keep its Internet connections secure. The Company plans to implement standardized electronic transaction mechanisms (such as Secure Electronic Transaction technology, the standard being developed by major credit card companies) as they become commercially available.

SCALABILITY

The structure of the Company's current hardware and software as well as that which will be built and acquired in the process of development of the web site will be built upon a distributed transaction processing model which allows software to be distributed among multiple parallel servers. This architecture allows the Company to scale by either adding new servers or increasing the capacity of existing servers. In the rapidly changing Internet environment, the ability to update the application system to stay current with new technologies is important. The system's template technology and modular database design will allow the addition or replacement of server-based applications such as multimedia formats and delivery systems, additional EDI-based fulfilment partners and search and retrieval engines. This architecture will also enable low-cost, rapid deployment of additional websites.

THE ONLINE ENTERTAINMENT INDUSTRY

World-wide online entertainment sales, and the related retail industry including CD's, video and event ticket sales will be worth in excess of $200 million in 1998, (Jupiter Communications - "Jupiter"). According to Jupiter, total on-line music revenues, which include pre-recorded music sales, music related merchandising, advertising and concert ticketing, are expected to grow to $2.8 billion by the year 2002, up from an estimated $22.5 million in 1996 and $71.0 million in 1997. The number of online shoppers is growing at a rate of close to 50% per annum. There are currently 16 million 'e-shoppers' online. Conservative estimates expect this number to exceed 33 million in 2000 and 61 million in 2002 (source: Jupiter).

Music CDs, digital audio files and movie videos will represent a major portion of the Company's revenue. The Company believes that substantial growth opportunities exist in these industries. The multimedia features available through the Internet, including audio, video and graphics, make it an ideal medium for promoting, marketing and selling music, video and related merchandise. Potential purchasers can preview their purchases by listening to high-quality sound samples, viewing text and video clips and searching from an extensive catalogue of available titles. The Internet and current technologies also allow users to digitally download music in a compressed format to a personal computer ("PC") and store it on a CD using a read/write CD-ROM drive. Because the Internet is a highly interactive medium and user responses can be tracked, the Company believes that advertisers will become increasingly attracted to opportunities to focus their marketing efforts on specific user groups and individuals.

The Company believes that Internet-based retailers have certain advantages over traditional retail channels. Traditional retail stores limit the amount of inventory they carry and tend to focus on carrying a greater percentage of hit releases. According to Jupiter, 80% of unit sales at traditional retail stores come from only 20% of available titles. The Company believes that traditional retail stores do not have the same capability to track individual customer purchases and demographic data for use in direct marketing programs and in developing a one-to-one relationship with the consumer. Internet-based stores can operate 24-hours a day, seven days a week, and are not limited by geographic boundaries.

COMPETITION

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail music and video industries are intensely competitive. The Company's current or potential competitors include (i) various online CDs and videotape vendors and retailers of other products such as books, including entrants into narrow specialty niches, (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products, and (iii) publishers, distributors and retail vendors of, music, videos and other products, including Virgin Records, Blockbuster and other large specialty entertainment and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases.

The Company expects that competition in the Internet and online commerce markets will intensify in the future. For example, as various Internet market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company. For example, "shopping agent" technologies will permit customers to quickly compare the Company's prices with those of its competitors. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

EMPLOYEES

As of July 31, 1998, the Company employed 15 full-time employees. None of its employees were represented by a labour union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff. Global Media believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this Annual Report on Form 10-K SB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operations.

Limited Operating History; Anticipated Losses

The Company was incorporated on April 8, 1997, pursuant to the laws of the State of Nevada for the purpose of acquiring and developing profitable communications projects to increase shareholder wealth. While the Company has experience selling entertainment related products as well as using the Internet to sell such products, it has not yet launched its new entertainment and sales web site. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, the Company must, among other things, develop and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, develop and improve its Web site, provide superior customer service and order fulfilment, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company has experienced losses over the past two years and expects to continue to suffer losses into the foreseeable future as it builds its brand name and affiliate and licensing programs.

FUNDING REQUIREMENTS

Presently, the Company has limited resources and additional capital investment will be required to allow the Company to complete its business plan. An additional $ 200,000 will be required to complete the site. Once the Web site is operational, additional funding will be required to launch and market the site, to market the licensee and affiliate programs and to hire additional staff.

Unpredictability Of Future Revenues; Potential Fluctuations In Quarterly Operating Results; Seasonality

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. Sales and operating results will depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may not be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's operating results include, among others, (1) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (2) the Company's ability to maintain gross margins in its existing business and in future product lines and markets, (3) the development, announcement or introduction of new sites, services and products by the Company and its competitors, (4) price competition or higher wholesale prices in the industry, (5) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of products such as those offered by the Company, (6) the Company's ability to upgrade and develop its systems and infrastructure, (7) the Company's ability to attract new personnel in a timely and effective manner, (8) the level of traffic on the Company's Web site, (9) technical difficulties, system downtime or Internet brownouts, (10) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure, (11) the number of popular music and video selections and other products introduced during the period, (12) the level of merchandise returns experienced by the Company, (13) governmental regulation and taxation policies, (14) disruptions in service by common carriers due to strikes or otherwise, and (15) general economic conditions and economic conditions specific to the Internet, online commerce and the music and video industries.

EXECUTIVE OFFECERS AND DIRECTORS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of the Company as of July 31, 1998.

MICHAEL METCALFE (mmetcalfe@gmcorp.net) Age 42 - Chairman of the Board,
                                                 President.
     October 1991 - April 1994 - Starscan Communications
                                  (Director of Sales and Marketing)
     May 1994 - Present - Westcoast Wireless Cable - Global Media
     Mr. Metcalfe founded Westcoast Wireless Cable and Global Media. Mr. Metcalfe spent 15 years in the entertainment industry including film production, distribution, finance and marketing. Mr. Metcalfe brings a powerful vision of the entertainment industry and the convergence of the various mediums.

ROBERT FULLER (rfuller@gmcorp.net) Age 37 - Chief Executive Officer,
                                            Director.
     1983-1989 - Ernst & Young Chartered Accountants
                 Manager - Entrepreneurial Division
     1990-1997 - Promark Construction Co. Inc. - Officer & Director
     1991 - Present - Lifestyle Health & Fitness Centers - Officer & Director 1994 - 1997 - Bamfield Trails Resorts - Officer & Director
     June 1997 - Present - Global Media Corp.
     Mr. Fuller is a Chartered Accountant and received his Bachelor of Commerce degree from the University of British Columbia in accounting and management information systems. Since leaving Ernst & Young, Mr. Fuller has been involved in the creation, development and strategic planning of various businesses. These have included development of real estate, construction of large condominiums, shopping centers and motels as well as development and operation of fitness centers, motel/hotel resorts and pubs. Mr. Fuller has been responsible for financing and investor relations on many multi-million dollar real estate projects.

WINSTON V. BARTA (wbarta@gmcorp.net) Age 27 - Vice President, Secretary,
                                              Director
     June 1995 - April 1996 - Motion Works Group, VSE: MWG
                              (Senior Account Executive)
     July 1996 - July 1997 - Starnet Communications OTC:BB SNMM
                             (VP Marketing)
     September 1997 - Present - Global Media
     Mr. Barta has a Bachelors degree in Marketing and Administrative Management from Concordia University in Montreal and an M.B.A. in Marketing from Simon Fraser University in Vancouver. Mr. Barta brings a combination of both traditional and Internet marketing expertise. Mr. Barta also has public company experience in the areas of marketing and investor relations.

DENNIS MORGAN (age 40), Director.
     June 1988 - Present. - Via-Sat Data Systems Inc.
                            (Vice President and Project Engineer).
     Mr. Morgan, P.Eng., graduated from the University of Waterloo with a B.Sc. in Civil Engineering in 1981. Since that time Mr. Morgan has worked in the water resource sector of two large hydro utilities;
     Ontario Hydro and B.C. Hydro. For the last nine years Mr. Morgan has served as Vice President of Via-Sat Data Systems Inc. of North Vancouver.

JACK D. MACDONALD (age 68), Director.
     May 1996 - September 1997.  TKO Resources Inc. (Director).
     May 1990 - October 1996. Salus Resource Corp. (President and CEO). Mr. MacDonald became a director in May 1990 of Salus' predecessor, Arapahoe Mining Corp. and served as its President and Chief Executive Officer from September 1991 to May 1996. Arapahoe Mining Corp. became Salus Resource Corp. in May 1996, and became Brandon Gold Corp. in October 1996.

ITEM 2. PROPERTIES

Global Media occupies 5,717 square feet of commercial space at 83 Victoria Crescent, Nanaimo, British Columbia, Canada. This facility houses all of Global Media Communications' operations including the call center and administration. Global Media leases the space for a term of five years with an option to renew for two additional terms of five years. The Nanaimo lease began on October 1, 1997, with an annual rent of $31,972.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended July 31, 1998.

                                     Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

At the Company's year end, July 31, 1998, there was no market for the Company's common stock. Subsequent to year end, the common stock has been traded on the NASD Over the Counter Bulletin Board (OTC:BB) under the symbol GLMC since August 24, 1998. As of July 31, 1998, there were 19,890,831 shares of common stock outstanding, held by approximately 55 holders of record.

DIVIDENDS

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the past year, prior to becoming a reporting company, the Registrant sold securities which were not registered under the Securities Act of 1933, as amended, as set forth below. At that time, the Registrant was not a reporting company pursuant to the Securities Exchange Act of 1934 nor was it a development stage company with no business plan. Thus it was eligible to rely upon Rule 504. Moreover, Rule 504 was available to the registrant in that the Company sold less than $1,000,000.00 worth of securities in the previous 12 month period and the purchasers were unaffiliated investors. Further, Rule 504 does not require the presentation of specified information prior to the sale of the securities offered in reliance upon this rule. Nevertheless, these were entirely private transactions pursuant to which all material information as specified in Rule 502(b)(2) was made available to the purchaser(s). Thus the exemptions from registration afforded by Rule 4(2) and Rule 3(b) were available to the issuer.

The total amount of securities sold in the past year were 442,534 sold at $0.50 each for a total of $221,267. There have been no sale of securities since the company went public on August 24, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Global Media is a publicly traded company on the NASD Over the Counter Bulletin Board (OTC:BB). The Company's trading symbol is GLMC. The Company will specialize in the use of technology and the integration of sophisticated multi-media communications. Thus, enabling the Company to be on the leading edge of marketing and distribution of entertainment products over the Internet. The Company is developing a web site to sell music CDs, video cassettes, DVDs, books, magazine subscriptions and other entertainment products via a series of Internet web sites. The Company also plans to be a major participant in the newest method of music and video distribution via direct Internet download.

Global Media will strive to offer an online shopping experience that involves visual, audio and literary entertainment, discovery and fulfilment for its customers. The Company plans to operate an entertaining, sophisticated and comprehensive online entertainment product distribution network. The main business strategy will focus on the acquisition of market share. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, and reliability and speed of fulfilment. Other competitive elements include the breadth of entertainment content offered, the utility of the site as an entertainment destination versus a simple retail outlet, personalization of the web page to suit each customer's needs and licensing the Company's back end to other web sites who will sell the Company's product.

In order to gain increased market share, Global Media will license use of its back end database and secure transaction processing, ordering and fulfilment systems to third party Internet marketers. This will allow companies without sufficient development expertise or funding to use an existing system to target various niche markets. For an up front charge and ongoing revenue sharing, companies will be able to license unique front end web sites running off Global Media's back end.

Global Media has agreements with Muze Inc., Baker & Taylor and Liquid Audio. Muze Inc. is the leading independent source of digital information about music, books and movies, to include Muze's music and home video content and will be the database source for the web site. Baker & Taylor will manage all packaging, shipping and returns of CDs, videos and DVDs sold through Global Media's web site. Operating worldwide, Baker & Taylor distributes a wide range of products, including books, video, audio, software, and related services to retail stores and libraries. The company has 11 inventory distribution centers across the United Sates. Liquid Audio's technology allows consumers to preview and purchase CD-quality music over the Internet, while ensuring copyright protection and tracking royalties.

As part of its growth strategy, the Company seeks to establish strategic alliances with global on-line, music and media companies to attract additional users to, and increase brand awareness of, the Company's websites. These include network television operators, cable and satellite operators as well as radio networks. These types of partnerships not only bring credibility and financial backing but have access to leverage existing viewers to a sales web site. The Company is also seeking partnerships with large Internet portals, search engines and chat.

Global Media has assembled a strong management team with relevant experience and a stake in the Company's success.

RESULTS OF OPERATIONS

NET REVENUES

Revenues of $ 326,279, ( 1997 - $ Nil) were generated by the call center from third parties contracts to disseminate information via the telephone, fax and internet. Using the Company's integrated telephony network and contact management database, the call center was contracted by various public companies to distribute information to their selected groups of shareholders and brokers and to handle all incoming calls.

GENERAL AND ADMINISTRATIVE

The call center was developed and operational in 1998. One time costs including consultants and hiring and training of staff were incurred in order to begin operations. Ongoing costs including annual rent of a 6,000 square foot facility, $ 49,000; staffing, $ 128,000; telephone $ 30,000; and other overhead costs added to 1998 expenses. Also one time costs associated with the process of going public were incurred in excess of $ 100,000, (1997 - $ 49,386) during the year.

The costs of establishing the call center, a significant bad debt and the costs of completing the going public process contributed to an increase in
general & administrative expenses to $ 522,585, ( 1997   72,214).

Advertising expense of $ 6,691, ( 1997 - $ Nil) consists of the cost of press
releases.   Amortization increased to $ 29,973, ( 1997   $ Nil) as a result of
the purchase of computer equipment, development of the call center, leasehold improvements and office furniture for the new location in Nanaimo, B.C.,
Canada.   A bad debts expense of  $ 76,942, ( 1997 - $Nil) was caused mainly by a $ 70,000 receivable from a call center customer being deemed uncollectable by management. A bad debt of this magnitude is not expected in
the future.   Professional fees increased to $ 147,500, ( 1997 - $ 49,386), due to legal and accounting costs associated with going public and consulting fees to train call center staff. Office expenses increased to $ 98,379, ( 1997 - $ 21,842) mainly as a result of rent and telephone costs associated with the new call center facility. Travel expenses of $ 21,174, ( 1997 - $
Nil) were a result of management travel to the call center location during development and travel associated with developing strategic alliances for the e-commerce site. Wages and benefits increased to $ 128,406, ( 1997- 1,461) since the call center began operation in Fiscal 1998. All wage expenses related to personnel employed by the call center including secretarial and managerial staff, approximately 15 people.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed it operations and capital expenditures primarily from equity financing, loans from shareholders and affiliates and revenue generated from the call center. As at July 31, 1998, the Company had a cash balance of $ 14,996, (1997 - $ 121,890). The Company expects negative cash flow from operations to continue for its foreseeable future, as it continues to develop and market its operations. Inflation has not had any material effect on the Company's operations.

Net cash utilized by operating activities for the year ended July 31, 1998 was $157,280, (1997 - $68,378). This included a net loss of $472,674, (1997 - $
108,999), which was offset by items not requiring an outflow of funds including amortization of $38,658, (1997 - $ 3,957 ) and services settled through an issuance of shares for $50,449, (1997 - Nil ).

Cash provided by changes in operating working capital resulted from a decrease in accounts receivable of $58,632 , (1997 - $ 47,216), and a decrease in inventory of $13,477, (1997 - $20,233), (both due to the winding down of the operations of Westcoast Wireless Cable); an increase in accounts payable and accrued liabilities of $106,585, (1997 - $ 11,909); an increase in taxes payable $21,230, (1997 - $ 5,034 ) and increases in advances from affiliated companies of $52,997, (loans to affiliates in 1997 - $ 80,309 ). Cash used by changes in operating working capital resulted from an increase of prepaid expenses of $7,312, (decrease in 1997 - $599 ), relating to prepaid rent; increase in income taxes recoverable of $2,439, (1997 - $ Nil ), due to Canadian tax recovery; and a partial repayment of shareholder loan of $4,821, (advance by shareholder in 1997 - $ 79,266).

Purchases of capital assets totaling $189,706, (1997 - $ 13,209), consisting primarily of hardware and software purchased for the Nanaimo call center and the cost of designing and installing the related infrastructure. Purchases included office equipment of $9,065; leasehold improvements of $6,565; computer equipment of $61,293; software of $21,208 and call center infrastructure of $91,575.

Net cash provided by financing was $221,267, (1997 - $ 283,700). This financing was provided by the sale of share subscriptions at $0.50 per share.

The Company expects to meet its short term capital and operational requirements through shareholder and other secured loans expected to total $500,000. The Company expects to meet it long term cash and operational requirements through an equity financing.

DISCONTINUED OPERATIONS: WHOLLY OWNED SUBSIDIARY "WESTCOAST WIRELESS CABLE"

Following a decision by the Canadian Federal Court of Appeal in November, 1997, prohibiting the sale of US based satellite and programming services in Canada, the management of Westcoast Wireless decided to withdraw from the home satellite business. The home satellite business includes all operations of Westcoast Wireless.

The Subsidiary company has been accounted for as a discontinued operation, and accordingly, its operations have been segregated in the accompanying consolidated statements of earnings. A breakdown of revenue and expenses follow:

                                         1998             1997
                                         _____            _____

Total Revenue                        $   591,938      $ 1,637,732

Cost of sales                        $   418,167      $   755,446
Commission paid                      $   133,934      $   621,597
                                        ________         _________

Gross Margin                         $    39,837      $   260,689

General & Administrative expenses    $   324,887      $   297,474
                                        ________         _________

Loss before provision
  for income taxes                   $   285,050      $    36,785
Income tax recovery                  $     8,682
Loss for the year                    $   276,368

Revenue decreased substantially as a result of a decline in retail prices of over 50% in the first half of the year combined with the company being prohibited from selling US based products in Canada.

Cost of sales decreased as a result of two main factors. The average selling price on US based systems decreased by over 50% without corresponding decreases in the cost of the systems. Also, the higher cost of Canadian systems and competition in the Canadian market produced gross margins of only $ 50.00 per system. Commission decreased due to fewer satellite sales in the year and lower commission rates as a result of shrinking margins.

General & administrative increased during the year. A considerable amount of time and manpower, including hiring and training additional sales staff were devoted to increasing the sales volume for the year. Unfortunately, the Court ruling prohibiting the sale of US based systems in Canada negated this sales effort. The satellite division had to incur additional costs in retraining the existing sales staff for the Canadian system. Consequentially, wages and benefit expense in the division increased to $150,931, ( 1997 - $ 42,673). These additional costs contributed to an overall loss of $ 276,368, ( 1997
loss   $ 36,785).

RISKS ASSOCIATED WITH THE YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. The Company intends to conduct an analysis in 1998 to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue.
The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, most of the purchases from the Company will be made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers. One further, and more extreme, case may the failure of the communication mode, (telephone, cable or satellite), over the internet which could significantly impact the Company's ability to generate sales.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See exhibits listed in Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's directors and executive officers called for by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Directors and Executive Officers of the Registrant."

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors of the Company do not receive cash compensation for their services as Directors or members of committees of the Board of Directors, but are reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE
                                                  Securities
                                                  Underly-
                                Other    Restric- ing                 All
                                Annual   ted      Options/            Other
                                Compen-  Stock    SARs      LTIP      Compen-
Name and  Year  Salary  Bonus   sation   Award(s)           Payouts   sation
Principal        (US$)   ($)      ($)       ($)     (#)       ($)       ($)
Position
_____________________________________________________________________________

Michael
Metcalfe
President,
Chairman
of the
Board    1998   $54,525   0        0         0       0         0         0

Robert
Fuller
CEO,
Director 1998       0     0        0         0       0         0         0

Winston
Barta
VP,
Secretary,
Director 1998   $27,056   0        0         0       0         0         0

     (b) OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

         None

     (c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         None

     (d) LONG-TERM INCENTIVE PLANS   AWARDS IN LAST FISCAL YEAR

         None

     (e) COMPENSATION OF DIRECTORS

         1.     Standard Arrangements.
                The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

         2.     Other Arrangements.
                There are no other arrangements.

     (f) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT,
         AND CHANGE-IN-CONTROL ARRANGEMENTS

         There were no employment contracts among the Company and any of its management at the end of the 1998 fiscal year.

     (g) REPORT ON REPRICING OF OPTIONS/SARS

         None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class    Name and Address        Amount and Nature         % of
                  of Beneficial Owner     of Beneficial Owner       Class
_________________________________________________________________________
Common Stock      Michael Metcalfe          16,130,000 (1)          80.7%
                  29-3347 262nd Street
                  Aldergrove, BC
                  Canada V4W 2X2

     (1) This amount includes shares owned by Michael Metcalfe, individually, (14,000,000 shares), his mother, Dorothy Metcalfe, individually, (330,000 shares), Eustace Bennet Metcalfe, his father, individually, (900,000 shares) and his sister, Michelle Metcalfe-MacFarlane, individually, (900,000 shares). Michael Metcalfe disclaims beneficial ownership of the shares owned by Dorothy Metcalfe, Eustace Bennet Metcalfe and Michelle Metcalfe-MacFarlane.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

Title of Class    Name and Address        Amount and Nature         % of
                  of Beneficial Owner     of Beneficial Owner       Class
_________________________________________________________________________

Common Stock      Michael Metcalfe        16,130,000 (1)            80.7%
                  29-3347 262nd Street
                  Aldergrove, BC
                  Canada V4W 2X2

Common Stock      Robert Fuller            1,668,000 (2)            08.4%
                  3218 Shearwater Drive
                  Nanaimo, BC V9T 5W9

Common Stock      Winston V. Barta            -0-                    0%
                  3289 Oak St., No. 1
                  Vancouver, BC V6H 2L4

Common Stock      Jack MacDonald              50,000                  .2%
                  1904-1111 Beach Ave.
                  Vancouver, B.C. V6E 1T9

Common Stock      All Officers and        17,848,000                89.3%
                  Directors as a Group

(1) This amount includes shares owned by Michael Metcalfe, individually, (14,000,000 shares), his mother, Dorothy Metcalfe, individually, (330,000 shares), his father, Eustace Bennet Metcalfe, individually, (900,000 shares) and his sister, Michelle Metcalfe-MacFarlane, individually, (900,000 shares). Michael Metcalfe disclaims beneficial ownership of the shares owned by Dorothy Metcalfe, Eustace Bennet Metcalfe and Michelle Metcalfe-MacFarlane.

(2) This amount includes shares owned by Robert Fuller, individually, (1,288,000 shares), his wife, Jasmine Fuller, individually, (200,000 shares). David Fuller and Joan Fuller (owners of 180,000 shares) are Robert Fuller's parents. Robert Fuller disclaims beneficial ownership of David and Joan Fuller's shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's consolidated statement of operations for the year ended July 31, 1998, includes the following related party transactions:

Wages and benefits expense of $81,747 [1997 - $45,565], to a shareholder and spouse.

During the year ended July 31, 1998, the following capital asset additions were purchased from related parties:

$32,909 [1997 - $nil] for call center development from shareholders of the Company.
$2,454 [1997 - $nil] for call center development from an officer of the Company
$5,709 [1997 - $nil] for office equipment, $4,171 [1997 - $nil] for leasehold improvements and $12,170 [1997 - $nil] for call center development from a company controlled by an officer of the Company.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS OF THE REGISTRANT

     (i)   Consolidated Balance Sheets for years ended July 31, 1998 and 1997.

     (ii) Consolidated Statements of Operations for years ended July 31, 1998 and 1997.

     (iii) Consolidated Statements of Shareholders' Equity for years ended July 31, 1998 and 1997.

     (iv) Consolidated Statements of Cash Flows for years ended July 31, 1998 and 1997.

(b) The Registrant filed two reports on Form 8-K during the last quarter of the period covered by this report. No financial statements were included in these reports. The reports filed were as follows:

     (i) On July 10, 1998, the Registrant reported that ir issued a press release dated July 7, 1998 to announce that it is in the process of acquiring new technologies to aid in the distribution of entertainment based products including video tapes for home viewing, music compact discs, books and magazine subscriptions. This dissemination system uses the Internet to increase and enhance its opportunities world-wide.

     (ii) On July 14, 1998, the registrant reported that it issued a press release dated July 10, 1998 to announce the formation of a wholly owned subsidiary, Global Media Entertainment corporation, to act as its own production facility to develop, produce, acquire and distribute its own and other products, including films, videos, Music CDs and magazines for worldwide distribution.

(c)   EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS
_____________________________________________________________________________

To the Board of Directors of
GLOBAL MEDIA CORP.

We have audited the accompanying consolidated balance sheets of Global Media Corp. as at July 31, 1998 and 1997 and the consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the company as at July 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Vancouver, Canada,
October 23, 1998 (except as to Note 10 which is as of November 5, 1998).

By _____/s/_____________
   Earnst & Young, L.L.P.
   Chartered Accountants

Exhibit (a)(i)
_____________________________________________________________________________
Global Media Corp.

                          CONSOLIDATED BALANCE SHEETS
_____________________________________________________________________________

As at July 31                                                 (in US dollars)

                                                      1998            1997
                                                       $               $
_____________________________________________________________________________

ASSETS
Current
Cash                                                14,996         121,890
Accounts receivable, net of allowance
  for doubtful accounts of $92,366
  [1997 - $13,307]                                     206          58,838
Inventory                                            1,992          15,469
Prepaid expenses                                     8,229             917
Due from affiliated companies [note 4]              71,065          77,778
Income taxes recoverable [note 5]                    2,439             -
_____________________________________________________________________________
                                                    98,927         274,892
Capital assets [notes 4 and 6]                     172,635          20,566
_____________________________________________________________________________
                                                   271,562         295,458
_____________________________________________________________________________
_____________________________________________________________________________

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities           201,234         94,649
Taxes payable                                       51,354         30,124
Due to affiliated company [note 4]                  46,284            -
Due to shareholders [note 4]                        79,269         84,090
_____________________________________________________________________________
                                                   378,141        208,863
Deferred revenue                                       -           12,062
_____________________________________________________________________________
                                                   378,141        220,925
_____________________________________________________________________________
_____________________________________________________________________________

Shareholders' equity (deficiency)
Share capital [note 7]                              11,892         11,059
Additional paid in capital [note 7]                543,525        128,641
Unissued share capital [note 7]                        -          144,001
Deficit                                           (681,819)      (209,145)
Cumulative translation adjustment                   19,823            (23)
_____________________________________________________________________________
                                                  (106,579)        74,533
_____________________________________________________________________________
                                                   271,562        295,458
_____________________________________________________________________________
_____________________________________________________________________________

See accompanying notes

Exhibit (a)(ii)
_____________________________________________________________________________
GLOBAL MEDIA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
_____________________________________________________________________________

Year ended July 31                                            (in US dollars)

                                                      1998            1997
                                                       $               $
_____________________________________________________________________________

Revenue
Sales                                              326,279             -
_____________________________________________________________________________
General and administrative expenses [note 4]
Advertising and marketing                            6,691             -
Amortization                                        29,973             -
Bad debts                                           76,942             -
Bank charges, interest and financing fees            1,298             445
Foreign exchange                                    12,222            (920)
Professional fees                                  147,500          49,386
Office and miscellaneous                            98,379          21,842
Travel                                              21,174             -
Wages and benefits                                 128,406           1,461
_____________________________________________________________________________
                                                   522,585          72,214
Loss from continuing operations
  before and after provision for income taxes     (196,306)        (72,214)
_____________________________________________________________________________
Loss from operations of discontinued home satellite
  business, less applicable income tax recovery
  of $8,682 [1997 - $nil] [note 3]                (276,368)        (36,785)
_____________________________________________________________________________
Loss for the year                                 (472,674)       (108,999)
_____________________________________________________________________________
_____________________________________________________________________________

Loss per common share from continuing operations     (0.01)         (0.01)
Loss per common share from discontinued
  operations                                         (0.01)         (0.00)
Loss per common share                                (0.02)         (0.01)
_____________________________________________________________________________
_____________________________________________________________________________
See accompanying notes

Exhibit (a)(iii)
_____________________________________________________________________________
GLOBAL MEDIA CORP.

                             CONSOLIDATED STATEMENTS OF
                         SHAREHOLDERS' EQUITY (DEFICIENCY)
_____________________________________________________________________________

Year ended July 31                                            (in US dollars)

                                                      Additional Unissued  Retained  Cumulative
                                      Common stock     paid-in    share     earnings translation
                                      ____________    capital    capital   (deficit) adjustment
                                    Shares     Amount
                                      #           $       $          $          $        $
_______________________________________________________________________________________________

Balance, July 31, 1996 [note 7]       -          -          -            1      14,486     (408)
Common shares issued for cash   11,059,400     11,059   128,641        -           -        -
Unissued common shares [note 7]       -          -          -      144,000         -        -
Movement on cumulative translation    -          -          -          -           -        385
Loss for the year                     -          -          -          -      (108,999)     -
Dividends declared and paid           -          -          -          -      (114,632)     -
_______________________________________________________________________________________________
Balance, July 31, 1997          11,059,400     11,059   128,641    144,001    (209,145)     (23)
Common shares
  issued for cash [note 7]         730,533        731   364,536   (144,000)        -        -
Common shares issued for other
  than cash consideration:
  Consideration for shares in
  Westcoast Wireless
  [notes 1 and 7]                8,000,000          1       -           (1)        -        -
  In kind services                 100,898        101    50,348         -          -        -
Movement on cumulative
  translation                         -          -          -           -          -     19,846
Loss for the year                     -          -          -           -     (472,674)     -
_______________________________________________________________________________________________
Balance, July 31, 1998          19,890,831     11,892   543,525         -     (681,819)  19,823
_______________________________________________________________________________________________
_______________________________________________________________________________________________

See accompanying notes

Exhibit (a)(iv)
_____________________________________________________________________________
GLOBAL MEDIA CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________________

Year ended July 31                                            (in US dollars)

                                                      1998            1997
                                                       $               $
_____________________________________________________________________________

OPERATING ACTIVITIES
Loss for the year                                 (472,674)       (108,999)
Items not requiring an outlay of funds
  Amortization                                      38,658           3,957
Services settled through share issuance             50,449             -
Deferred revenue                                   (12,062)         12,062
_____________________________________________________________________________
                                                  (395,629)        (92,980)

Changes in non-cash operating working capital
  Accounts receivable                               58,632          47,216
  Inventory                                         13,477          20,233
  Prepaid expenses                                  (7,312)            599
  Income taxes recoverable                          (2,439)            -
  Accounts payable and accrued liabilities         106,585          11,090
  Accrued wages payable                                -           (58,527)
  Taxes payable                                     21,230           5,034
  Advances from (to) shareholder                    (4,821)         79,266
  Advances from (to) affiliated companies           52,997         (80,309)
_____________________________________________________________________________
Cash used in operating activities                 (157,280)        (68,378)
_____________________________________________________________________________
_____________________________________________________________________________

INVESTING ACTIVITIES
Purchase of capital assets                        (189,706)        (13,209)
Decrease in loan receivable from shareholder           -            18,306
_____________________________________________________________________________
Cash provided by (used in) investing activities   (189,706)          5,097
_____________________________________________________________________________
_____________________________________________________________________________

FINANCING ACTIVITIES
Dividends                                               -         (114,632)
Share subscriptions                                 221,267        283,700
_____________________________________________________________________________
Cash provided by financing activities               221,267        169,068
_____________________________________________________________________________
_____________________________________________________________________________
Effect of exchange rate changes on cash              18,825            198

Increase (decrease) in cash during the year        (106,894)       105,985
Cash, beginning of year                             121,890         15,905
_____________________________________________________________________________
Cash, end of year                                    14,996        121,890
_____________________________________________________________________________

_____________________________________________________________________________

Interest - paid                                       9,180            357
Income taxes paid (recovered)                        (6,783)        10,354
_____________________________________________________________________________
_____________________________________________________________________________

See accompanying notes

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is engaged in providing internet-integrated call center services from its location in Nanaimo, Canada. Until the 4th quarter of 1998, the Company was also engaged in the marketing of direct to home satellite hardware and programming services to both commercial and private individuals primarily in Western Canada [note 3]. The Company commenced its internet-integrated call center in September, 1997. The Company is also in the process of developing an electronic commerce web site for the distribution and eventual downloading of music and video over the internet.

On May 20, 1997 the Company issued 8,000,000 common shares and paid $100,000 in cash for all of the outstanding shares of Westcoast Wireless Cable Ltd. ("Westcoast Wireless"), a company which markets direct to home satellite hardware and programming services.

Westcoast Wireless contracted for the sales of certain satellite hardware and programming services, therefore the majority of the purchases were sourced from a single supplier.

These financial statements reflect the continuity of interests of the former shareholder of Westcoast Wireless, due to the continuation of common control. The consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the period from August 1, 1996 to May 20, 1997 (included in the results for the year ended July 31, 1997) represent the results of operations and cash flows of Westcoast Wireless during those periods.

References to "the Company" in these financial statements include Westcoast Wireless (for events occurring prior to May 20, 1997).

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

The Company has not yet achieved a profitable level of operations. The Company's continued operation is dependent upon achieving a profitable level of operations from its electronic commerce web site, scheduled to commence operations in March 1999, and upon obtaining additional financing and the continued support of the Company's shareholders [note 10], to fund both current operations, and web site construction.

2. SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is recorded at the lower of cost, using the first in, first out method, and net realizable value.

Capital assets and amortization

Capital assets are recorded at cost. Amortization has been calculated using the following methods and rates, except in the year of acquisition when one half of the rate is used.

Call center infrastructure                 3 year straight line
Office furniture and equipment             20% declining balance
Software                                   20% declining balance
Computer equipment                         30% declining balance
Leasehold improvements                     5 year straight line

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

REVENUE RECOGNITION

Revenues from the call center are recognized on a straight line basis over the term of the contract.

Revenues are recorded at the time of installation for hardware sales, and at contract inception for sales of programming.

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's foreign subsidiary, Westcoast Wireless, are translated into US dollars at fiscal period end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

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

FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments approximate fair values, except as otherwise disclosed in the financial statements.

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

LOSS PER SHARE

The Company has adopted SFAS128, 'Earnings per share' in the current year on a retroactive basis. There is no impact on previously reported loss per share amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS130, 'Reporting comprehensive income', SFAS131, 'Disclosures about segments of an enterprise and related information', SFAS132 'Employers' Disclosures about pensions and other postretirement benefits' and SFAS133 'Accounting for derivative instruments and hedging activities'. SFAS130, SFAS131 and SFAS132 are effective for financial statements for fiscal years beginning after December 15, 1997. SFAS133 is effective for financial statements for fiscal years beginning after June 15, 1999.

SFAS130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS131, SFAS132 and SFAS133 currently have no impact on the Company.

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

3. DISCONTINUED OPERATION

In November 1997, a decision was made by the Canadian Federal Court of Appeal of, ruling that sale of US satellite and programming services in Canada was not permitted. Following a period of trading in Canadian satellite and programming services the management of Westcoast Wireless decided to withdraw completely from the home satellite business in late fiscal 1998. The home satellite business includes all operations of Westcoast Wireless.

This subsidiary company has been accounted for as a discontinued operation, and accordingly, its operations have been segregated in the accompanying consolidated statements of operations.

Revenues of the discontinued company for the year ended July 31, 1998 were $591,938 [1997 - $1,617,528]. At July 31, 1998, net current liabilities of the discontinued operation were $130,076 [1997 - $31,578] consisting principally of accounts payable and balances due to shareholder. Net non-current assets at July 31, 1998 were $15,352 [1997 - $8,504].

4. RELATED PARTY TRANSACTIONS

All related party balances as disclosed in the balance sheet are non-interest bearing and without specific terms of repayment.

The affiliated companies are related to Global Media Corp. by virtue of control by officers of the Company. The fair values of the balances are not determinable since they have no fixed repayment terms.

The Company's consolidated statement of operations for the year ended July 31, 1998 includes the following related party transactions:
   - wages and benefits expense of $81,747 [1997 - $45,565], to a shareholder and spouse.
   - income from recharge of wages of $nil [1997 - $72,610], to a company related by virtue of control by an officer of the Company.

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

4. RELATED PARTY TRANSACTIONS (cont'd.)

During the year ended July 31, 1998 the following capital asset additions were purchased from related parties:

  - $32,909 [1997 - $nil] for call center development from shareholders of the Company.
  - $2,454 [1997 - $nil] for call center development from an officer of the Company.
  -  $5,709 [1997 - $nil] for office equipment, $4,171 [1997 - $nil] for leasehold improvements and $12,170 [1997 - $nil] for call center development from a company controlled by an officer of the Company.

5. INCOME TAXES

At July 31, 1998, the Company had a domestic net operating loss of $240,407 which will begin to expire in 2011, and foreign net operating loss carryforwards of $250,671 which will expire in 2005. Utilization of these carryforwards depends on the recognition of future taxable income.

For financial reporting purposes, a valuation allowance has been established for all deferred tax assets due to the uncertainty of realization. As a result of certain stock transactions, utilization of the Company's net operating loss carryforwards may be subject to certain limitations in the event that a change in ownership has occurred, as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

5. INCOME TAXES (cont'd.)

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                                     July 31,
                                                                        1998
                                                                         $
_____________________________________________________________________________
Deferred tax assets:
  Net operating loss carryforwards                                   196,094
  Tax vs. accounting value in fixed assets                             5,431
  Unrealized foreign exchange loss                                     4,155
_____________________________________________________________________________
Total gross deferred tax assets                                      205,680
Less valuation allowance                                            (205,680)
Deferred tax liability                                                   -
_____________________________________________________________________________
Net deferred tax assets                                                  -
_____________________________________________________________________________
_____________________________________________________________________________

6. CAPITAL ASSETS
                                                     Accumulated    Net Book
                                            Cost     Amortization   Value
                                             $           $             $
_____________________________________________________________________________
July 31, 1998
Office furniture and equipment              18,859       4,842        14,018
Computer equipment                          70,107      13,117        56,990
Leasehold improvements                       8,594       4,905         3,689
Call center infrastructure                  91,575      17,325        74,250
Software                                    27,209       3,520        23,689
_____________________________________________________________________________
                                           216,344      43,702       172,635
_____________________________________________________________________________
_____________________________________________________________________________

July 31, 1997
Office furniture and equipment               9,794       2,576         7,218
Computer equipment                           8,814       2,187         6,627
Leasehold improvements                       2,029         709         1,320
Software                                     6,001         600         5,401
_____________________________________________________________________________
                                            26,638       6,072        20,566
_____________________________________________________________________________
_____________________________________________________________________________

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

7. SHARE CAPITAL
                                                  1998           1997
                                                   #              #
_____________________________________________________________________________

Authorized
Common shares, par value $0.001 each           200,000,000    200,000,000

Issued
Common shares                                   19,890,831     11,059,400
Unissued common shares                               -          8,288,000
_____________________________________________________________________________

As at July 31, 1997, 8,000,000 shares issued in consideration for the shares in Westcoast Wireless and 288,000 of the shares issued for cash had not been issued; however, legal agreements for the issue of these shares were in place at July 31, 1997. The amounts were recorded as unissued share capital of $1 and $144,000 respectively as at July 31, 1997. All of these shares were issued in the year ended July 31, 1998.

Effective April 8, 1997 the Company adopted the 1997 Directors and Officers Stock Option Plan (the "Plan"). The Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the Plan. The Plan provides for issuance of a total of 500,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. During the current year, this plan was amended to increase the number of options from 500,000 to 1,000,000 shares.

At July 31, 1998, no options were outstanding under the Plan.

8. SEGMENTED INFORMATION

The Company's business segment which derived revenue from the marketing of direct to home satellite hardware and programming services, has been presented as a discontinued operation in the current year [note 3].

The remaining segment of the business relates to call center services. The Global Media call center provides internet integrated call center services to US based clients from its location in Nanaimo, Canada. The Global Media call center commenced operations in September of 1997 and comprises all continuing operations of the Company.

_____________________________________________________________________________
GLOBAL MEDIA CORP.

                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
_____________________________________________________________________________

JULY 31, 1998                                                 (in US dollars)

9. COMMITMENTS AND CONTINGENCIES

Global Media entered into a commercial lease for office space effective October 1, 1997, and will pay a total of $52,939 per year until July 31, 2002.

10. SUBSEQUENT EVENT

On November 5, 1998, the Company entered into a loan agreement with Rolling Oaks Enterprises, LLC allowing the Company to draw on a line of credit of up to $500,000, repayable within one year. The interest rate on the credit facility is 24% per annum, with an origination fee of 1% payable on the receipt of funds.

The loan is collateralized by a first charge on all available fixed assets of the Company, and 1,000,000 of common shares in the Company at a price of $1 per share currently in issue.

Since July 31, 1998, two principal shareholders of the Company have advanced funds of $218,000 to the Company. The shareholder loans at July 31, 1998, and advanced since the balance sheet date, have no fixed terms of repayment and therefore are classified as current liabilities in the balance sheet.
However, the shareholders have indicated their intent to continue to support the operations of the Company, and to not request repayment of the loans until a profitable level of operations have been achieved.

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDIA CORPORATION

By /s/ Michael Metcalfe
   ____________________
   Michael Metcalfe,
   President and Director

By /s/ Robert Fuller
   ____________________
   Robert Fuller
   CEO and Director

By /s/ Winston Barta
   ____________________
   Winston Barta
   V.P. of Marketing and Business Development
   Director

By /s/ Dennis Morgan
   ____________________
   Dennis Morgan
   Director

By /s/ Jack D. MacDonald
   ____________________
   Jack D. MacDonald
   Director