Form 10-Q
period 1998-10-31
GLOBAL MEDIA CORP
filed 1998-12-16
CIK 1037628

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 Q SB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ending October 31, 1998

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


Check whether the issuer:
  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), ( X ) YES ( ) NO
  (2) has been subject to such filing requirements for the past 90 days.
      ( X ) YES (  ) NO

As of April 30, 1998 the Registrant had 19,890,831 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (  )YES ( X )NO

Global Media 10-Q for period ending October 31, 1998

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheets for the Period Ended October 31, 1998 for the Period Ended October 31, 1998

Unaudited Consolidated Statements of Operations for the Period Ending October 31, 1998

Unaudited Consolidated Statements of Cash Flows for the Period Ending October 31, 1998

Unaudited Notes to Condensed Consolidated Financial Statements for the Period Ending October 31, 1998



Global Media Corp.

                            CONSOLIDATED BALANCE SHEETS
_____________________________________________________________________________
As at October 31                                              (in US dollars)

                                              For the
                                              3 Months    For the Year Ending
                                              October 31   July 31    July 31
                                                1998        1998       1997
                                                 $            $          $
                                            __________________________________
ASSETS
Current
Cash                                           66,669       14,996    121,890
Accounts receivable,
  net of allowance for doubtful Accounts of
  $92,366 [July 31, 1998 - $ 92,366;
  July 31,1997 - $13,307]                         526          206     58,838
Inventory                                         793        1,992     15,469
Prepaid expenses                                  588        8,229        917
Due from affiliated companies [note 4]            -         71,065     77,778
Income taxes recoverable [note 5]               2,439        2,439       -
_____________________________________________________________________________
                                               71,015       98,927    274,892
Capital assets [notes 4 and 6]                185,526      172,635     20,566
_____________________________________________________________________________
                                              256,541      271,562    295,458
_____________________________________________________________________________
_____________________________________________________________________________





LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities      315,370      201,234     94,649
Taxes payable                                  54,722       51,354     30,124
Due to affiliated company [note 4]            126,650       46,284       -
Due to shareholders [note 4]                   11,142       79,269     84,090
_____________________________________________________________________________
                                              507,884      378,141    208,863
Deferred revenue                                 -            -        12,062
_____________________________________________________________________________
                                              507,884      378,141    220,925
_____________________________________________________________________________

Shareholders' equity (deficiency)
Share capital [note 7]                         11,892       11,892     11,059
Additional paid in capital [note 7]           543,525      543,525    128,641
Unissued share capital [note 7]                  -            -       144,001
Deficit                                      (832,568)    (681,819)  (209,145)
Cumulative translation adjustment              25,808       19,823        (23)
_____________________________________________________________________________
                                             (251,343)    (106,579)    74,533
_____________________________________________________________________________
                                              256,541      271,562    295,458
_____________________________________________________________________________
_____________________________________________________________________________

See accompanying notes

Global Media Corp.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
_____________________________________________________________________________
3 Months ending October 31                                    (in US dollars)

                               For the 3 Months Ending
                               October 31   October 31
                                  1998         1997
                                   $            $
                         _______________________________
Revenue
Sales                            20,130       90,000
________________________________________________________

General and administrative
  expenses [note 4]
Advertising and marketing        40,969         -
Amortization                     13,047        8,834
Bad debts                          -          17,500
Bank charges, interest
  and financing fees                968           45
Foreign exchange                  3,213        4,731
Professional fees                24,506       12,558
Office and miscellaneous         43,971       24,794
Travel                            8,702        6,182
Wages and benefits               28,454       27,002
________________________________________________________
                                163,830      101,646
________________________________________________________
Loss from continuing
  operations before and after
  provision for income taxes   (143,700)     (11,646)
________________________________________________________
Loss from operations of
  discontinued home satellite
  business, less applicable
  income tax recovery of
  $8,682 [1997 - $nil] [note 3]  (7,049)     (65,258)
________________________________________________________
Loss for the year              (150,749)     (76,904)
________________________________________________________
________________________________________________________

Loss per common share from
  continuing operations          (0.01)        (0.00)
Loss per common share from
  discontinued operations        (0.00)        (0.00)
Loss per common share            (0.01)        (0.00)
________________________________________________________
________________________________________________________

See accompanying notes

Global Media Corp.


                           CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)
______________________________________________________________________________
Period ending October 31                                       (in US dollars)

                                                            Additional     Unissued      Retained   Cumulative
                                       Common stock           paid-in       share        earnings   translation
                                    Shares       Amount       capital       capital      (deficit)   adjustment
                                      #            $            $             $             $          $
_______________________________________________________________________________________________________________
Balance, July 31, 1996 [note 7]       -            -            -                1        14,486       (408)
Common shares issued for cash    11,059,400      11,059      128,641          -             -          -
Unissued common shares [note 7]       -            -            -          144,000          -          -
Movement on cumulative
  translation                         -            -            -             -             -           385
Loss for the year                     -            -            -             -         (108,999)      -
Dividends declared and paid           -            -            -             -         (114,632)      -
_______________________________________________________________________________________________________________
Balance, July 31, 1997           11,059,400      11,059      128,641       144,001      (209,145)       (23)
Common shares issued
  for cash [note 7]                 730,533         731      364,536      (144,000)         -          -
Common shares issued for
  other than cash consideration:
  Consideration for shares in
  Westcoast Wireless
  [notes 1 and 7]                 8,000,000           1         -               (1)         -          -
  In kind services                  100,898         101       50,348           -            -          -
Movement on cumulative
  translation                          -            -           -              -            -        19,846
Loss for the year                      -            -           -              -         (472,674)      -
_______________________________________________________________________________________________________________
Balance, July 31, 1998           19,890,831       11,892     543,525           -         (681,819)   19,823
Movement on cumulative
translation                                                                                           5,985
Loss for the Period                                                                      (150,749)
_______________________________________________________________________________________________________________
Balance, October 31, 1998        19,890,831       11,892     543,525           -         (832,568)   25,808
_______________________________________________________________________________________________________________
_______________________________________________________________________________________________________________

See accompanying notes

Global Media Corp.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________________
Period ending October 31                                      (in US dollars)


                               For the 3 Months Ending
                               October 31   October 31
                                  1998         1997
                                   $            $
__________________________________________________________
OPERATING ACTIVITIES
Loss for the period            (150,749)     (76,904)
Items not requiring an
  outlay of funds
  Amortization                   13,633       10,137
  Services settled through
  share issuance                   -          50,449
  Deferred revenue                 -            -
__________________________________________________________
                               (137,116)     (16,318)
Changes in non-cash operating
  working capital
  Accounts receivable              (320)     (35,536)
  Inventory                       1,199       (8,333)
  Prepaid expenses                7,641      (17,597)
  Income taxes recoverable         -            -
  Accounts payable and
    accrued liabilities         114,136       47,457
  Accrued wages payable            -            -
  Taxes payable                   3,368          413
  Advances from (to)
    shareholder                 (68,127)      (6,881)
  Advances from (to)
    affiliated companies        151,431        1,264
___________________________________________________________
Cash provided by (used in)
  operating activities           72,212      (35,531)
___________________________________________________________

INVESTING ACTIVITIES
Purchase of capital assets      (26,524)    (114,452)
Decrease in loan receivable
  from shareholder                 -            -
___________________________________________________________
Cash provided by (used in)
  investing activities          (26,524)    (114,452)
___________________________________________________________

FINANCING ACTIVITIES
Dividends                          -            -
Share subscriptions                -         120,757
____________________________________________________________
Cash provided by
  financing activities             -         120,757
____________________________________________________________
Effect of exchange rate
  changes on cash                 5,985        3,146

Increase (decrease) in cash
  during the period              51,673      (26,080)
Cash, beginning of period        14,996      121,890
____________________________________________________________
Cash, end of period              66,669       95,810
____________________________________________________________
____________________________________________________________

Interest - paid                   1,765          884
Income taxes paid (recovered)      -            -
____________________________________________________________
____________________________________________________________

See accompanying notes

GLOBAL MEDIA CORPORATION

                          NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS

_____________________________________________________________________________

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

FIANANCIAL INSTRUMENTS

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

Revenues of the discontinued company for the period ending October 31, 1998 were Nil, (1997-$400,836) and for the year ended July 31, 1998 were $591,938 [1997 - $1,617,528]. At October 31, 1998, net current liabilities of the discontinued operation were $ 132,672, (1997-$164,177) and at July 31, 1998 were $130,076 [1997 - $31,578] consisting principally of accounts payable and balances due to shareholder. Net non-current assets at October 31, 1998 were $14,654, (1997-$24,316) and at July 31, 1998 were $15,352 [1997 - $8,504].


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

The Company's consolidated statement of operations for the year ended July 31, 1998 includes the following related party transactions:

     wages and benefits expense of $Nil, July 31,1998 were $81,747 [1997 - $45,565], to a shareholder and spouse.

     income from recharge of wages of $Nil, July 31, 1998 were $Nil
     [1997 - $72,610], to a company related by virtue of control by an officer of the Company.

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

No related party transactions occurred during the period ending October 31, 1998 with the exception of:

     (i) A partial repayment of a shareholder loan, $ 71,065, which was used to repay a receivable owed to the Company by an affiliate owned by the same shareholder;

     (ii)   Advances from an affiliated company for $ 80,366


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


6. CAPITAL ASSETS                                    Accumulated    Net Book
                                           Cost      Amortization   Value
                                            $             $           $
_____________________________________________________________________________
October 31, 1998
Office furniture and equipment             3,718         5,556       8,162
Computer equipment                        70,825        18,301      52,524
Leasehold improvements                     8,504         4,987       3,517
Call center infrastructure                91,575        19,483      72,092
Software                                  48,246         9,015      39,231
_____________________________________________________________________________
                                         242,868        57,342     185,526
_____________________________________________________________________________
_____________________________________________________________________________

July 31, 1998
Office furniture and equipment            18,859         4,842      14,018
Computer equipment                        70,107        13,117      56,990
Leasehold improvements                     8,594         4,905       3,689
Call center infrastructure                91,575        17,325      74,250
Software                                  27,209         3,520      23,689
_____________________________________________________________________________
                                         216,344        43,709     172,635
_____________________________________________________________________________
_____________________________________________________________________________

July 31, 1997
Office furniture and equipment             9,794         2,576       7,218
Computer equipment                         8,814         2,187       6,627
Leasehold improvements                     2,029           709       1,320
Software                                   6,001           600       5,401
_____________________________________________________________________________
                                          26,638         6,072      20,566
_____________________________________________________________________________
_____________________________________________________________________________


7. SHARE CAPITAL
                                                      1998           1997
                                                       #              #
_____________________________________________________________________________
Authorized
Common shares, par value $0.001 each            200,000,000    200,000,000

Issued
Common shares                                    19,890,831     11,059,400
Unissued common shares                                 -         8,288,000
_____________________________________________________________________________
_____________________________________________________________________________

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

During the quarter 1,000,000 options at an exercise price of $0.50 per share were granted to various officers, directors and employees of the company.

At October 31, 1998, no options have been exercised.


8. SEGMENTED INFORMATION

The Company's business segment which derived revenue from the marketing of direct to home satellite hardware and programming services, has been presented as a discontinued operation in the current year [note 3].

The remaining segment of the business relates to call center services. The Global Media call center provides internet integrated call center services to US based clients from its location in Nanaimo, Canada. The Global Media call center commenced operations in September of 1997 and comprises all continuing operations of the Company. The call center is presently providing services to the Company by obtaining licensing contacts for the entertainment web site and fielding investor and shareholder inquiries relating to the Company and its operations.

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

Since October 31, 1998, two principal shareholders of the Company have advanced funds of $126,000 to the Company. The shareholder loans at October 31, 1998, and advanced since the balance sheet date, have no fixed terms of repayment and therefore are classified as current liabilities in the balance sheet. However, the shareholders have indicated their intent to continue to support the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").

RESULTS OF OPERATIONS


STATEMENT OF OPERATIONS DATA

Revenue decreased to $20,130 (1997 - $90,000) during the first quarter ending October 31, 1998. This was due to fundamental changes in the company's business discussed above. The Company has moved into a development cycle and does not expect further revenues pending the launch of its web site. Global Media is in the process of developing a web site and associated licensing program to sell music CDs, video cassettes, DVDs, books, magazine subscriptions and other entertainment products via a series of Internet web sites. The Company also plans to be a major participant in the newest method of music and video distribution via direct Internet download.

General and Administrative expenses of $163,830 (1997   $101,646) increased
mainly as a result of advertising (news releases, Internet and other promotional material) associated with informing the investment community of the listing of the Company's securities and office expenses relating increase operations.

_____________________________________________________________________________
                                          October 31          October 31
                                            1998                1997
                                              $                   $
                                          __________          __________

Sales                                      20,130               90,000
Advertising and Marketing                  40,969                 -
Amortization                               13, 047               8,834
Office and Miscellaneous                   43,971               24,794
Wages and Benefits                         28,454               27,002

_____________________________________________________________________________
_____________________________________________________________________________

Advertising expense was $40,969 (1997 - $NIL) due to the news releases, Internet and other promotions used to inform the investment community of the listing of the Company's securities and its busines plan. Professional fees increased to $24,506 (1997 - $12,558) mainly relating to corporate web site development, generation of investor leads and listing in Standard and Poor's Corporation Records.

Office expense of $43,971 (1997 - $24,794) increased primarily due to rent expense at the larger Nanaimo offices and other expenses associated with promotion. Office expense consisted mainly of accounting and legal fees $7,907 (1997 - $16,720); rent $15,825 (1997 - $5,930); telephone $11,145 (1997
$324); general office expense $5,205 (1997 - $1,305) and Internet charges of
$2,382 (1997   $288).  Travel expense of $8,702 (1997 - $6,182) consisted primarily of travel relating to development of strategic alliances, evaluation of web site designers and attending industry related conferences. Wages of
$28,454 (1997   27,002) consisted primarily of call center staff and
administration; answering investor, shareholder and other investment community member inquiries; initiating our licensing and affiliate programs and corporate web site development.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $51,673 (1997   decrease of $26,080) primarily resulting
from advances from affiliated companies in the amount of $151,431. This increase in cash was offset by cash used in operations to repay shareholder loans of $68,127 (1997 - $6,881) and purchase of capital assets of $26,524 (1997 - $114,452)

Operating activities produced a loss of $150,749 (1997   $76,904) offset by
amortization of $13,633 (1997 - $10,137).

STATEMENT OF CASH FLOW DATA
_____________________________________________________________________________
                                          October 31          October 31
                                            1998                1997
                                              $                   $
                                          __________          __________

Loss for the period                        (150,749)            (76,904)
Accounts receivable                            (320)            (35,536)
Inventory                                     1,199              (8,333)
Prepaid expenses                              7,641             (17,597)
Accounts payable and accrued liabilities    114,136              47,457
Advances from (to) shareholder              (68,127)             (6,881)
Advances from (to) affiliated companies     151,431               1,264


INVESTING ACTIVITES
Purchase of capital assets                  (26,524)           (114,452)

Incresae (decrease) in cash during period    51,673             (26,080)
_____________________________________________________________________________
_____________________________________________________________________________


CHANGES IN NON-OPERATING CAPITAL

Increases in cash were caused by: the sale of some inventory for $1,199 (1997 increase in inventory levels needed for sales lead to decrease in cash of $8,333); prepaid expenses decreased by $7,641 due to use of presentation folders for mailing corporate information and expensing of prepaid rent (1997 increase in prepaid of $17,597 resulting from prepayment of a portion of rent to landlord); an increase in accounts payable of $114,136 resulting from recent payables from web site development and operating activities (1997 - $47,457); and advances from affiliated companies totaled $151,431 (1997 $1,264).

The increase in cash was offset by a small increase in accounts receivable due to employee advances (1997 - decrease in receivable of $35,536 from tightening up on receivable policy); and a re-payment of a shareholder loan of $68,127 which was re-advanced to the Company to pay off a receivable owed by an
affiliate owned by the same shareholder (1997   payment of $6,881).

INVESTING ACTIVITIES

There was a decrease in cash of $26,524 (1997 - $114,452) caused by fixed asset purchases of computer equipment and software to be used in the entertainment website.

FINANCING ACTIVITIES

No financing activities occurred during the period.

OVERVIEW

Global Media is in the process of developing a web site and associated licensing program to sell music CDs, video cassettes, DVDs, books, magazine subscriptions and other entertainment products via a series of Internet web sites. The Company also plans to be a major participant in the newest method of music and video distribution via direct Internet download. Global Media will strive to offer its customers compelling value through innovative use of technology, broad selection, high-quality content, a high level of customer service and personalized services. The Company will offer a catalog of more than 250,000 CDs, 150,000 movie video cassettes, 30,000 DVDs, 100,000 digital audio files and 2 million book titles; easy-to-use search and browse features; e-mail services; personalized shopping services; Web-based credit card payment and direct shipping to customers. Operating as an online retailer, Global Media will have virtually unlimited online shelf space and offers customers a vast selection through an efficient search-and-retrieval interface. The Company believes that as its user base grows, it will not only be able to increase revenues from sales of its main product lines but also through related merchandise, advertising and sponsorship programs.

Global Media Corp. was incorporated on April 8, 1997, pursuant to the laws of the State of Nevada for the purpose of acquiring and developing profitable communications projects to increase shareholder wealth. The Company's principal corporate offices are located in Nanaimo, British Columbia, Canada. The Company listed its common stock is on the NASD Over the Counter Bulletin Board (OTC:BB) under the symbol "GLMC".

LICENSING

Global Media will license use of its back end database and secure transaction processing, ordering and fulfilment systems to third party Internet marketers. This will allow companies without sufficient development expertise or funding to use an existing system to target various niche markets. For an up front charge consisting only of web design fees and ongoing revenue sharing, companies will be able to license unique front end web sites running off Global Media's back end. This licensing program differs from the affiliate program, which will also be offered by Global Media, in that the entire purchase experience occurs within the licensees front end with all the back end database and transaction processing systems being managed by Global Media.

With Global Media's licensing program, everyone from small Internet start-ups to major "bricks and mortar" retailers will be able to have their own online entertainment sales web site. Global Media will provide these businesses with a unique front-end web site which may either be targeted to niche or broad-based markets. The entire purchasers' experience will appear to happen completely within the licensee's site, allowing them to build their own brand name. Global Media will manage the entire back-end system including inventory, packaging, shipping, database management, and transaction processing.

Based on the individual agreement, licensees may also license Global Media's editorial content, including general interest entertainment articles, CD and movie reviews, etc.. This will allow businesses to quickly enter the online entertainment retailing market without undergoing the significant time and expenditure involved in developing a sophisticated back-end system. Licenses will be available for an up-front cost with ongoing revenue sharing.

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


GENERAL

During the past quarter, the Company listed its securities on the NASD Over The Counter Bulletin Board under the symbol GLMC. The Company engaged in various promotional activities to inform the investment community of its listed securities and current business plan, these included press releases, phone and Internet based investor relations and development and promotion of a corporate web site.

The Company also continued development of its communications center which managed Global Media's investor relations over multiple mediums including phone, fax and e-mail. The communications center also managed the distribution of corporate information via the Internet, fax and physical packages. The communications center continues to allow Global Media to maintain and develop relationships with its shareholders, the investment community and the media. It is also being used to develop and manage relationships with the large number of companies and individuals expressing interest in Global Media's licensing and affiliate programs.

The Company developed its corporate web site in order to showcase its business plan, management and partnerships with its shareholders, the investment community and the media. The corporate web site is also being used to provide information to businesses and individuals about the Global Media's licensing and affiliate programs.

During the quarter, Global Media also developed several key strategic alliances including Muze Inc., Baker & Taylor and Liquid Audio. These alliances represent significant steps toward execution of the company's business plan. Muze Inc. is the leading independent source of digital information about music, books and movies, to include Muze's music and home video content and will be the database source for the web site. Baker & Taylor will manage all packaging, shipping and returns of CDs, videos and DVDs sold through Global Media's web site. Operating worldwide, Baker & Taylor distributes a wide range of products, including books, video, audio, software, and related services to retail stores and libraries. The company has 11 inventory distribution centers across the United Sates. Liquid Audio's technology allows consumers to preview and purchase CD-quality music over the Internet, while ensuring copyright protection and tracking royalties.

As part of its growth strategy, the Company seeks to establish strategic alliances with global on-line, music and media companies to attract additional users to, and increase brand awareness of, the Company's websites. These include network television operators, cable and satellite operators as well as radio networks. These types of partnerships not only bring credibility and financial backing but have access to leverage existing viewers to a sales web site. The Company is also seeking partnerships with large Internet portals, search engines and chat. Global Media views entertainment development and distribution as an essential, compelling element to draw visitors to its site and worked during the quarter to develop relationships with content developers and distribution technology partners.

Pursuing the business plan relating to company's Internet entertainment and sales web site and licensing program was coupled with fundamental changes in the company's business. The Company's satellite hardware and programming sales business was discontinued in the previous quarter and the Company is no longer accepting investor relations contracts in favor of focussing entirely on development of its current business plan. The Company has thus moved into a development cycle and does not expect further revenues pending the launch of its web site.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     There are no legal proceedings to report.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On or about August 18, 1998, the Registrant filed on Form S-8 its registration statement for 1,000,000,000 shares of common stock dedicated to the Global Media Corporation 1998 Directors and Officers Stock Option Plan. As of October 31, 1998, no options had been exercised under the plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None.

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDIA CORPORATION

By /s/ Michael Metcalfe
   ____________________
   Michael Metcalfe,
   President and Director

By /s/ Robert Fuller
   ____________________
   Robert Fuller
   CEO and Director