Form 10KSB/A
period 1998-07-31
GLOBAL MEDIA CORP
filed 1998-12-31
CIK 1037628

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): YES / / NO/X/

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were delinquent with respect to their reporting requirements under Section 16 of the Securities Exchange Act of 1934 during the most recently ended fiscal year: Michael Metcalfe, Robert Fuller and Winston Barta. These individuals recently filed Forms 3, in December 1998. Forms 5 have not yet been filed. Efforts are currently underway to correct this deficiency and there is no reason to believe that such deficiencies will re-occur.

Further, Messr.s Metcalfe, Fuller and Barta acquired stock options on or about August 21, 1998, for which Forms 4 were to be filed on or about September 21, 1998. These reports were not timely filed. Efforts are currently underway to submit these reports and there is no reason to expect that similar deficiencies will re-occur.


ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors of the Company do not receive cash compensation for their services as Directors or members of committees of the Board of Directors, but are reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors.

SUMMARY COMPENSATION TABLE
                                                  Securities
                                                  Underly-
                                Other    Restric- ing                 All
                                Annual   ted      Options/            Other
                                Compen-  Stock    SARs *1   LTIP      Compen-
Name and  Year  Salary  Bonus   sation   Award(s)           Payouts   sation
Principal        (US$)   ($)      ($)       ($)     (#)       ($)       ($)
Position
_____________________________________________________________________________

Michael
Metcalfe
President,
Chairman
of the
Board    1998   $54,525   0        0         0   200,000       0         0

Robert
Fuller
CEO,
Director 1998       0     0        0         0   200,000       0         0

Winston
Barta
VP,
Secretary,
Director 1998   $27,056   0        0         0   100,000       0         0

_____________________________________________________________________________
Footnote *1
The award of Common Stock Options depicted herein occurred on or about August 21, 1998, after the close of the Registrant's fiscal year. Each option is exercisable at $0.50 per share.

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