Form 10QSB
period 1999-01-31
GLOBAL MEDIA CORP
filed 1999-03-17
CIK 1037628

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 FORM 10QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ending January 31, 1999

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


Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that theregistrant was required to file such reports) ( X ) YES ( ) NO

(2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( )NO

As of March 12, 1999 the Registrant had 20,544,431 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (  )YES ( X )NO

1.  FINANCIAL STATEMENTS

Global Media Corp.


                          CONSOLIDATED BALANCE SHEETS

As at January 31 (in US dollars)

                                                        For the Period       For the Year
                                                            Ending              Ending
                                                        ---------------      --------------
                                                          January 31     July 31      July 31
                                                             1999         1998         1997
                                                               $            $            $
---------------------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                        610,376       14,996     121,890
Accounts receivable, net of allowance for doubtful
    Accounts of $Nil [July 31, 1998 -
    $ 92,366; July 31,1997 - $13,307]                           206          206      58,838
Inventory                                                        --        1,992      15,469
Prepaid expenses                                              3,761        8,229         917
Due from affiliated companies [note 4]                           --       71,065      77,778
Income taxes recoverable [note 5]                             2,441        2,439          --
                                                              -----        -----     -------
                                                            616,784       98,927     274,892
                                                            -------       ------     -------
Capital assets [notes 4 and 6]                              269,143      172,635      20,566
                                                            -------      -------      ------
                                                            885,927      271,562     295,458
                                                            =======      =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable and accrued liabilities                    135,728      201,234      94,649
Taxes payable                                                41,973       51,354      30,124
Due to affiliated company [note 4]                          129,323       46,284          --
Note Payable  [note 10]                                     500,000
Due to shareholders [note 4]                                229,400       79,269      84,090
                          -                                 -------       ------      ------

                                                          1,036,424      378,141     208,863
Deferred revenue                                                --            --      12,062
                                                          ---------      -------      ------
                                                          1,036,424      378,141     220,925
                                                          ---------      -------     -------


Shareholders= equity (deficiency)
Share capital [note 7]                                       12,546       11,892      11,059
Additional paid in capital [note 7]                         869,671      543,525     128,641
Unissued share capital [note 7]                                  --          --      144,001
Deficit                                                  (1,052,330)    (681,819)   (209,145)
Cumulative translation adjustment                            19,616       19,823         (23)
                                                             ------       ------         ---
                                                           (150,497)    (106,579)     74,533
                                                           --------     --------      ------
                                                            885,927      271,562     295,458
                                                            =======      =======     =======


See accompanying notes

Global Media Corp.


                     CONSOLIDATED STATEMENTS OF OPERATIONS


6 Months ending January 31 (in US dollars)





                                             For the 3 Months           For the 6 Months           For the Year
                                                 Ending                       Ending                  Ending
                                          January 31   January 31    January 31    January 31   July 31     July 31
                                          1999         1998          1999          1998         1998        1997
                                            $            $              $             $            $          $
------------------------------------------------------------------------------------------------------------------------
Revenue
Sales                                      1,141     49,454          21,271        139,454     326,279        --

General and administrative expenses
   [note 4]
Advertising and marketing                 52,317      2,755          93,286          2,755       6,691        --
Amortization                              22,230         --          35,277          8,448      29,973        --
Bad debts                                     --     17,500              --         35,000      76,942        --
Bank charges, interest and
   financing fees                         10,642         92          11,610            137       1,298       445
Foreign exchange                           1,161      6,478           4,374         11,595      12,222      (920)
Professional fees                         38,149      6,495          62,655         19,053     147,500    49,386
Office and miscellaneous                  45,631     51,812          89,602         76,606      98,379    21,842
Travel                                    25,265      2,753          33,967          8,935      21,174        --
Wages and benefits                        30,492      9,406          58,946         36,408     128,406     1,461
                                          ------      -----          ------         ------     -------     -----
                                         225,887     97,291         389,717        198,937     522,585    72,214
                                         -------     ------         -------        -------     -------    ------

Loss from continuing operations
   before and after provision for
   income taxes                         (224,746)   (47,837)       (368,446)       (59,483)   (196,306)  (72,214)
--------------------------------------------------------------------------------------------------------------------------

(Loss)  recovery from operations of
discontinued home
    satellite business, less
    applicable income tax recovery
    of $8,682 [1997 - $nil] [note 3]       4,984   (114,384)         (2,065)      (179,642)    (276,368)  (36,785)
                                           -----   --------          ------       --------     --------   -------
Loss for the year                       (219,762)  (162,221)       (370,511)      (239,125)    (472,674) (108,999)
                                        ========   ========        ========       ========     ========  ========


Loss per common share from
   continuing operations                   (0.01)     (0.00)          (0.01)         (0.00)       (0.01)    (0.01)
Loss per common share from
   discontinued operations                 (0.00)     (0.01)          (0.00)         (0.01)       (0.01)    (0.00)
Loss per common share                      (0.01)     (0.01)          (0.01)         (0.01)       (0.02)    (0.01)
                                           =====      =====           =====          =====        =====     =====



See accompanying notes

Global Media Corp.


                           CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)

Period ending January 31 (in US dollars)



                                                           Additional    Unissued    Retained       Cumulative
                                           Common stock      paid-in       share     earnings       translation
                                         Shares    Amount    capital      capital    (deficit)      adjustment
                                            #         $         $            $           $               $
-------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1996 [note 7]             --       --        --              1       14,486            (408)
Common shares issued for cash          11,059,400   11,059    128,641        --           --              --
Unissued common shares [note 7]             --       --        --        144,000          --              --
Movement on cumulative translation          --       --        --            --           --              385
Loss for the year                           --       --        --            --      (108,999)            --
Dividends declared and paid                 --       --        --            --      (114,632)            --
                                       -----------   -----     -----     -------     ---------          --------
  Balance, July 31, 1997               11,059,400   11,059    128,641    144,001     (209,145)            (23)
Common shares issued for cash [note 7]    730,533      731    364,536   (144,000)          --              --
Common shares issued for other than
 cash consideration:
 Consideration for shares in
   Westcoast Wireless [notes 1 and 7]   8,000,000        1     --             (1)         --              --
 In kind services                         100,898      101     50,348        --           --              --
Movement on cumulative translation          --       --        --            --           --           19,846
Loss for the year                           --       --        --            --       (472,674)           --
                                       -----------   -----     -----     -------     ---------          --------
Balance, July 31, 1998                 19,890,831   11,892    543,525        --       (681,819)        19,823
Stock options exercised                   653,600      654    326,146
Movement on cumulative translation                                                                       (207)
Loss for the Period                                                                   (370,511)
                                       -----------   -----     -----     -------     ---------          --------
Balance, October 31,                   20,544,431   12,546    869,671        --     (1,052,330)        19,616
                                       ==========   ======    =======    =======    ==========          ======


See accompanying notes

Global Media Corp.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Period ending January 31 (in US dollars)



                                                     For the 6 Months Ending       For the Year Ending
                                                    January 31      January 31     July 31      July 31
                                                       1999            1998         1998         1997
                                                         $               $            $            $
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                   (370,511)      (239,125)    (472,674)   (108,999)
Items not requiring an outlay of funds
 Amortization                                           50,508         11,563       38,658       3,957
 Services settled through share issuance                    --         50,449       50,449          --
 Deferred revenue                                           --        (12,062)     (12,062)     12,062
                                                       -------        -------      -------      ------

                                                      (320,003)      (189,175)    (395,629)    (92,980)
Changes in non-cash operating working capital
 Accounts receivable                                        --        (11,002)      58,632      47,216
 Inventory                                               1,992          1,525       13,477      20,233
 Prepaid expenses                                        4,466        (16,713)      (7,312)        599
 Income taxes recoverable                                   --             --       (2,439)         --
 Accounts payable and accrued liabilities              (65,506)        62,575      106,585      11,090
 Accrued wages payable                                      --             --           --     (58,527)
 Taxes payable                                          (9,381)        (2,067)      21,230       5,034
 Advances from (to) shareholder                        150,131        (31,629)      (4,821)     79,266
 Advances from (to) affiliated companies               154,104          3,645       52,997     (80,309)
                                                       -------        -------       ------     -------
Cash provided by (used in) operating activities        (84,197)      (182,841)    (157,280)    (68,378)
                                                       -------       --------     --------     -------


INVESTING ACTIVITIES
Purchase of capital assets                            (147,016)      (144,195)    (189,706)    (13,209)
Decrease in loan receivable from shareholder                --             --           --      18,306
Cash provided by (used in) investing activities       (147,016)      (144,195)    (189,706)      5,097
                                                      --------       --------     --------       -----


FINANCING ACTIVITIES
Dividends                                                   --                          --    (114,632)
Note payable                                           500,000
Share subscriptions                                    326,800        221,267      221,267     283,700
Cash provided by financing activities                  826,800        221,267      221,267     169,068
                                                       -------        -------      -------     -------

Effect of exchange rate changes on cash                   (207)         8,886       18,825         198

Increase (decrease) in cash during the period          595,380        (96,883)    (106,894)    105,985
Cash, beginning of period                               14,996        121,890      121,890      15,905
                                                        ------        -------      -------      ------
Cash, end of period                                    610,376         25,007       14,996     121,890
                                                       =======         ======       ======     =======


Interest - paid                                         11,610         11,675        9,180         357
Income taxes paid (recovered)                              --             --        (6,783)     10,354
                                                       =======         ======       ======     =======

See accompanying notes (recovered)


See accompanying notes

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is engaged in providing internet-integrated call center services from its location in Nanaimo, B.C., Canada. Until the 4th quarter of 1998, the Company was also engaged in the marketing of direct to home satellite hardware and programming services to both commercial and private individuals primarily in Western Canada [note 3]. The Company commenced its internet-integrated call center in September, 1997. The Company is also in the process of developing an electronic commerce web site for the distribution and eventual downloading of music and video over the internet.

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

The Company has not yet achieved a profitable level of operations. The Company's continued operation is dependent upon achieving a profitable level of operations from its electronic commerce web site, scheduled to commence operations in March and May of 1999, upon obtaining additional financing and the continued support of the Company's shareholders [note 10], to fund both current operations, and web site construction.


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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS130, 'Reporting comprehensive income', SFAS131, 'Disclosures about segments of an enterprise and related information', SFAS132 'Employers' Disclosures about pensions and other post-retirement benefits' and SFAS133 'Accounting for derivative instruments and hedging activities'. SFAS130, SFAS131 and SFAS132 are effective for financial statements for fiscal years beginning after December 15, 1997. SFAS133 is effective for financial statements for fiscal years beginning after June 15, 1999.

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

Revenues of the discontinued company for the period ending January 31, 1999 were Nil, (1998-$568,154) and for the year ended July 31, 1998 were $591,938 [1997 -
$1,617,528]. At January 31, 1999, net current liabilities of the discontinued operation were $ 73,168, (1998-$108,522) and at July 31, 1998 were $130,076
[1997 - $31,578] consisting principally of accounts payable and balances due to shareholder. Net non-current assets at January 31, 1999 were $Nil, (1998-$21,407) and at July 31, 1998 were $15,352 [1997 - $8,504].


4. RELATED PARTY TRANSACTIONS

All related party balances as disclosed in the balance sheet are non-interest bearing and without specific terms of repayment.

The affiliated companies are related to Global Media Corp. by virtue of control by officers of the Company. The fair values of the balances are not determinable since they have no fixed repayment terms.

The Company's consolidated statement of operations for the period ended January 31, 1999 and year ended July 31, 1998 includes the following related party transactions:

     - wages and benefits expense of $Nil, July 31,1998 were $81,747 [1997 - $45,565], to a shareholder and spouse.

     - income from recharge of wages of $Nil, July 31, 1998 were $Nil [1997 - $72,610], to a company related by virtue of control by an officer of the Company.

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

No related party transactions occurred during the period ending January 31, 1999 with the exception of:

     (i) A partial repayment of a shareholder loan, $ 71,065, which was used to repay a receivable owed to the Company by an affiliate owned by the same shareholder;

     (ii) Advances from affiliated companies for $ 154,104;

     (iii) Shareholder loans of $ 222,231.

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

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 July 31, 1998
                                                                 $

Deferred tax assets:
   Net operating loss carryforwards                                    196,094
   Tax vs. accounting value in fixed assets                              5,431
   Unrealized foreign exchange loss                                      4,155
--------------------------------------------------------------------------------
Total gross deferred tax assets                                        205,680
Less valuation allowance                                              (205,680)
Deferred tax liability                                                      --
                                                                      ---------
NET DEFERRED TAX ASSETS                                                     --
                                                                      =========


6. CAPITAL ASSETS                                  Accumulated        Net Book
                                  Cost            Amortization          Value
                                    $                   $                 $
--------------------------------------------------------------------------------
JANUARY 31, 1999
Office furniture and equipment      24,303          12,207             12,096
Computer equipment                  81,580          27,418             54,162
Leasehold improvements               8,412           5,082              3,330
Call center infrastructure          92,312          27,525             64,787
Software                            156,753         21,985            134,768
                                    -------         ------            -------
                                    363,360         94,217            269,143
                                    =======         ======            =======



JULY 31, 1998
Office furniture and equipment      18,859           4,842             14,018
Computer equipment                  70,107          13,117             56,990
Leasehold improvements               8,594           4,905              3,689
Call center infrastructure          91,575          17,325             74,250
Software                            27,209           3,520             23,689
                                    ------           -----             ------
                                    216,344         43,709            172,635
                                    =======         ======            =======



JULY 31, 1997
Office furniture and equipment       9,794           2,576              7,218
Computer equipment                   8,814           2,187              6,627
Leasehold improvements               2,029             709              1,320
Software                             6,001             600              5,401
                                     -----             ---              -----
                                    26,638           6,072             20,566
                                    ======           =====             ======



7. SHARE CAPITAL

                                 Period Ended January 31      Year ended July 31
                                           1999         1998         1997
                                             #            #            #
--------------------------------------------------------------------------------
AUTHORIZED
Common shares,
   par value $0.001 each                200,000,000   200,000,000    200,000,000


ISSUED
Common shares                            20,544,431    19,890,831     11,059,400
Unissued common shares                                     --          8,288,000

--------------------------------------------------------------------------------

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

During the first quarter 1,000,000 options at an exercise price of $0.50 per share were granted to various officers, directors and employees of the company.

At January 31, 1999, 653,300 options have been exercised.

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

10. NOTE PAYABLE

On November 5, 1998, the Company entered into a loan agreement with Rolling Oaks Enterprises, LLC allowing the Company to draw on a line of credit of up to $500,000, repayable within one year. The interest rate on the credit facility is 24% per annum, with an origination fee of 1% payable on the receipt of funds.

The loan is collateralized by a first charge on all available fixed assets of the Company, and 1,000,000 of common shares in the Company.

Two principal shareholders of the Company have advanced funds to the Company. The shareholder loans at January 31, 1999, have no fixed terms of repayment and therefore are classified as current liabilities in the balance sheet. However, the shareholders have indicated their intent to continue to support the operations of the Company.

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


Results of Operations

Operating losses of $ 370,511 (1998-$239,125), were incurred during the first six months of the year. This was a result of fundamental changes in the company's business and corresponding decreasing revenues. The Company, Global Media Corp. is in the process of developing web sites and associated licensing programs to sell music CDs, video cassettes, DVDs, books, magazine subscriptions and other entertainment products via a series of Internet web sites. The Company also plans to be a major participant in the newest method of music and video distribution via direct Internet download and is developing a web site to showcase this technology and allow independent artists to feature their work on the site.

As the Company has moved into a development cycle, it does not expect further revenues pending the launch of its web sites. Consequently, revenues decreased to $21,271 (1998 - $139,454) during the first half of the year, ending January 31, 1999.

General and Administrative expenses for the first six month period ending January 31, 1999 were $389,717, (1998 - $198,937). The increase in expenses reflects ongoing development of the company's web sites. More advertising for the preparation of the launch of the sites; greater amortization due to more capital assets; more professional fees in developing corporate licensing and other legal agreements; more office expenses; increased corporate travel; and hiring additional staff all lead to an increase in expenses.

Advertising expenses increased to $93,286 (1998 - $2,755) due to the news releases, Internet and other promotions used to inform the shareholders and general public, and expenses related to promotion of the web site licensing programs. Amortization increased to $ 35,277, (1998-$8,448), due to the increase in capital assets over the last year. Bank charges and interest increased to $ 11,610, (1998-$137), due to interest payment on the bridge financing. Professional fees increased to $62,655 (1998 - $19,053) mainly relating to corporate web site development agreements, generation of investor leads and costs associated with listing in Standard and Poor's Corporation Records.

Office expense of $89,602 (1998 - $76,606) increased primarily due to rent expense at the larger Nanaimo offices and other expenses associated with a growing company such as increased telephone and general office expenses. Office expense consisted mainly of accounting and legal fees $22,209 (1998 - $48,421); rent $32,351 (1998 - $18,343); telephone $15,757 (1998 - $4,180); and general office  expense  $10,176  (1998 - $2,497).  Travel  expense  of $33,967  (1998 -
$8,935) consisted primarily of travel relating to development of strategic alliances, working with web site designers and developers and attending industry related conferences. Wages of $58,946 (1998- $36,408) increased due to hiring additional staff for our licensing and affiliate programs, our corporate web site development, and our e-commerce web site development.

Losses  from  discontinued   operations  decreased   significantly  to  $  2,065
(1998-$179,642) as a result of winding down the home satellite business.

Operating results for the most recent quarter ending January 31, 1999 consisted of a loss of $219,762 (1998-$162,221). The combination of minimal revenues $ 1,141 (1998-$49,454), with increased general and administrative expenses resulted in larger losses than in the same period last year.

General and administrative expenses increased in the second quarter to $ 225,887, (1998-$47,837). The prior period reflects the Company initiating and developing its call center whereas the most recent quarter reflects an increase in activity related to the ongoing development of the company's web sites. The following factors contributed to larger expenses in the current period. Greater emphasis on promotion of our company to attract quality licensee leads for the e-commerce site increased advertising to $ 52,317 (1998-$2,755). Depreciation of a larger capital base increased amortization costs to$22,230. Increased activity in developing corporate licensing and other legal agreements increased professional fees to $38,149 (1998-$6,495). Increases in corporate travel to industry related events and web developers increased the travel costs to $ 25,265 (1998-$2,753), while hiring additional staff increased wages to $30,492 (1998-$9,406).

Liquidity and Capital Resources

Since the year-end, the Company's cash position has improved considerably. Cash has increased by $595,380 (1998 - decrease of $96,883) primarily resulting from the Company obtaining a bridge loan of $500,000, (1998 - Nil) and stock options being exercised totaling $326,800, (1998 - $221,267 from the sale of common shares). This increase in cash was offset by cash used in operating activities of $ 84,197, (1998 - $182,841; and purchase of capital assets of $147,016 (1998
- $144,195).

Operating losses for the first six months were $370,511 (1998 - $239,125) offset by amortization of $50,508 (1998 - $11,563). These losses were the result of decreased revenues combined with increased general and administrative expenses as noted above.


Changes in non-cash operating capital

Over the last six months, cash used by operating activities decreased by $ 84,197, (1998 - $182,841). The Company had an operating loss of $370,511 (1998 -
$239,125) offset by amortization of $50,508 (1998 - $11,563) leaving cash used by operations of $ 320,003, (1998-$189,175). The loss from operations were offset by the following changes in non-cash working capital.

Increases in cash were caused by: the sale of inventory for $1,992 (1998 -$1,525); decrease in prepaid expenses of $4,466, (increase in 1998-$16,713), due to use of presentation folders for mailing corporate information and expensing  of prepaid  rent;  shareholder  advances  of $150,131  (repayment  of shareholder loan 1998 - $31,629); and advances from affiliated companies totaling $154,104 (1998 - $3,645).

Decreases in cash were caused by a reduction of accounts payable of $ 65,506 (increase in 1998 - $62,575); and a reduction of taxes payable of $ 9,381 (1998 -$2,067).

Investing activities

There was a decrease in cash of $147,016 (1998 - $144,195) caused by fixed asset purchases of computer equipment and software to be used in the entertainment websites.


Financing Activities

The increase in cash was mainly due to two financing activities. The Company secured bridge financing in the amount of $500,000, (1998- Nil) together with the sale of shares through the exercise of stock options for $ 326,800, (1998 - $ 221,267 through the sale of common shares).


General

During the quarter, the Company made significant strides toward execution of its business plan. The Company launched its licensing program and online licensing application center. Response to the program has been better than accepted. The Company has received applications from companies representing over 1000 media entities. The Company continues development its web site and associated licensing program. Toward its commitment to developing an excellent corporate culture, Global Media has continued to hire excellent people who share the Company's vision and hard working philosophy.

The Company also began development of its Indieaudio.com and Indielife.com web sites. These sites are positioned to be an online center for the independent music community. The interactive and compelling editorial and audio content is being designed to attract a wide cross-section of musicians and music fans. The primary value of the sites will be in driving traffic to the Global Media entertainment and sales site. The sites will also generate direct revenue through the sale of digital audio files as well as through advertising revenue.

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

The Company continues to develop its corporate web site in order to showcase its business plan, management and partnerships with its shareholders, the investment community and the media. The corporate web site is also being used to provide information to businesses and individuals about the Global Media's licensing and affiliate programs.

During the quarter, Global Media also continued to improve its key strategic alliances including Muze Inc., Baker & Taylor and Liquid Audio. These alliances represent significant steps toward execution of the company's business plan. Muze Inc. is the leading independent source of digital information about music, books and movies, to include Muze's music and home video content and will be the database source for the web site. Baker & Taylor will manage all packaging, shipping and returns of CDs, videos and DVDs sold through Global Media's web site. Operating worldwide, Baker & Taylor distributes a wide range of products, including books, video, audio, software, and related services to retail stores and libraries. The company has 11 inventory distribution centers across the United Sates. Liquid Audio's technology allows consumers to preview and purchase CD-quality music over the Internet, while ensuring copyright protection and tracking royalties.

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

The Company continues to be in a development cycle and does not expect further revenues pending the launch of its web site. With the success of the licensing program, the Company expects to begin to generating revenues immediately proceeding the launch of its site and licensees. Management believes the Company is well positioned to take a leading position in providing complete turnkey, end to end solutions for the retailing of entertainment product online.

Part II - Other Information

Item 1 - Legal Proceedings:  There are no proceedings to report.

Item 2. - Changes in Securities: On November 5, 1998, the Company entered into a loan agreement with Rolling Oaks Enterprises, LLC allowing the Company to draw on a line of credit of up to $500,000, repayable within one year. The interest rate on the credit facility is 24% per annum, with an origination fee of 1% payable on the receipt of funds. The loan is collateralized by a first charge on all available fixed assets of the Company, and 1,000,000 of common shares in the Company. The Company relied upon the section 4(2) exemption from the registration requirements of section 5 of the Securities Act for entering into the loan agreement based upon the fact that the transaction does not involve a public offering in that there was only one offer of the loan agreement to a sophisticated investor who had access to all material information regarding the Company.


Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.

Item 5. - Other Information:  none

Item 6. - Exhibits and Reports on Form 8-K:  none

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDIA CORPORATION
/s/ Michael Metcalfe
    Michael Metcalfe, President and Director

EXHIBIT 27
                               GLOBAL MEDIA CORP.
                            ------------------------

                            FINANACIAL DATA SCHEDULE



PERIOD-START                              NOV-1-1998
FISCAL-YEAR-END                          JUL-31-1998
PERIOD-END                               JAN-31-1999
CASH                                         610,376
SECURITIES                                         0
RECEIVABLES                                      206
ALLOWANCES                                         0
INVENTORY                                          0
CURRENT-ASSETS                               616,784
PP&E                                         363,360
DEPRECIATION                                  94,217
TOTAL-ASSETS                                 885,927
CURRENT-LIABILITIES                        1,036,424
BONDS                                              0
PREFERRED-MANDATORY                                0
PREFERRED                                          0
COMMON                                        12,546
OTHER-SE                                     869,671
TOTAL-LIABILITY-AND-EQUITY                   885,927
SALES                                          1,141
TOTAL-REVENUES                                 1,141
CGS                                                0
TOTAL-COSTS                                        0
OTHER-EXPENSES                               225,887
LOSS-PROVISION                              (224,746)
INTEREST-EXPENSE                              10,642
INCOME-PRETAX                               (219,762)
INCOME-TAX                                         0
INCOME-CONTINUING                                  0
DISCONTINUED                                       0
EXTRAORDINARY                                      0
CHANGES                                            0
NET-INCOME                                  (219,762)
EPS-PRIMARY                                     (.01)
EPS-DILUTED                                     (.01)