Form 10QSB
period 1999-04-30
GLOBAL MEDIA CORP
filed 1999-06-14
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission File Number: 0-23491

                               GLOBAL MEDIA CORP.
             (Exact name of registrant as specified in its charter)

              NEVADA                                      91-1842480
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                83 VICTORIA CRESCENT, NANAIMO, BC, CANADA V9R 5B9
               (Address of Principal Executive Offices; Zip Code)

       Registrant's telephone number, including area code: (250) 716-9949

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
          -----    -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes       No
                                               -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF JUNE 11, 1999, THERE WERE 20,545,431 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK.

ITEM 1.   FINANCIAL STATEMENTS

GLOBAL MEDIA CORP.


                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

(in US dollars)

                                                             April 30      July 31
                                                               1999         1998
                                                                 $            $
-------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                           85,299       14,996
Accounts receivable                                            28,993          206
Inventory                                                          --        1,992
Prepaid expenses                                                3,891        8,229
Due from affiliated companies [NOTE 4]                             --       71,065
Income tax recoverable                                          2,531        2,439
-------------------------------------------------------------------------------------------
                                                              120,714       98,927
Capital assets [NOTE 6]                                       526,942      172,635
-------------------------------------------------------------------------------------------
                                                              647,656      271,562
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

LIABILITIES
CURRENT
Accounts payable and accrued liabilities                      158,704      201,234
Employee withholdings                                          24,747       51,354
Due to affiliated company [NOTE 4]                            137,703       46,284
Note Payable  [NOTE 9]                                        548,200           --
Due to shareholders [NOTE 4]                                  242,536       79,269
-------------------------------------------------------------------------------------------
                                                            1,111,890      378,141

SHAREHOLDERS' EQUITY (DEFICIENCY)
Share capital [NOTE 7]                                         12,546       11,892
Additional paid in capital [NOTE 7]                           869,671      543,525
Deficit                                                    (1,355,121)    (681,819)
Cumulative translation adjustment                               8,670       19,823
-------------------------------------------------------------------------------------------
                                                             (464,234)    (106,579)
-------------------------------------------------------------------------------------------
                                                              647,656      271,562
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE INCOME
                                     (LOSS)
                                    Unaudited

(in US dollars)

                                                           For the 3 Months Ended     For the 9 Months Ended
                                                           ----------------------     ----------------------
                                                           April 30     April 30      April 30       April 30
                                                           1999         1998          1999           1998
                                                           $            $             $              $
----------------------------------------------------------------------------------------------------------------
REVENUE                                                        --            --            --            --
----------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising, marketing and investor relations              51,361           505       144,648         3,529
Amortization                                               54,783         5,645        90,060        16,678
Foreign exchange                                            2,921       (3,923)         7,280         7,403
Professional fees                                          36,897        19,112       121,814        86,586
Office and miscellaneous                                   51,831        17,703       114,740        41,708
Travel                                                     41,583         6,655        75,549        15,590
Wages and benefits                                         26,604            --        69,848            --
----------------------------------------------------------------------------------------------------------------
                                                          265,980        45,697       623,939       171,494
Net interest expense and financing fees                    36,814           209        47,283           346
----------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                         (302,794)      (45,906)     (671,222)     (171,840)
----------------------------------------------------------------------------------------------------------------
(Loss)  recovery from operations of discontinued call
    center and satellite businesses [NOTE 3]
    Call center                                                --        82,631            --       146,497
    Satellite                                                  --      (27,401)       (2,080)     (204,458)
----------------------------------------------------------------------------------------------------------------
(LOSS) RECOVERY FROM DISCONTINUED OPERATIONS                   --        55,230       (2,080)      (57,961)
----------------------------------------------------------------------------------------------------------------
NET AND COMPREHENSIVE INCOME (LOSS) FOR PERIOD          (302,779)         9,324     (673,302)     (229,801)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Loss per common share from continuing operations           (0.01)        (0.00)        (0.03)        (0.01)
Loss per common share from discontinued operations         (0.00)        (0.00)        (0.00)        (0.00)
----------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                      (0.01)        (0.00)        (0.03)        (0.01)
Shares used in the computation of loss per share       20,544,431    19,890,831    20,253,942    19,619,116

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                           CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)
                                    Unaudited

(in US dollars)

                                               COMMON STOCK      ADDITIONAL UNISSUED    RETAINED   CUMULATIVE
                                             ------------------   PAID-IN     SHARE     EARNINGS  TRANSLATION
                                             SHARES      AMOUNT   CAPITAL    CAPITAL    (DEFICIT)  ADJUSTMENT
                                                #           $        $          $           $           $
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996 [NOTE 7]                    --         --        --          1       14,486      (408)
Common shares issued for cash              11,059,400     11,059   128,641         --           --         --
Unissued common shares [NOTE 7]                    --         --        --    144,000           --         --
Movement on cumulative translation                 --         --        --         --           --        385
Loss for the year                                  --         --        --         --    (108,999)         --
Dividends declared and paid                        --         --        --         --    (114,632)         --
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1997                     11,059,400     11,059   128,641    144,001    (209,145)       (23)
Common shares issued for cash [NOTE 7]        730,533        731   364,536  (144,000)           --         --
Common shares issued for other than
   cash consideration:
   Consideration for shares in
     Westcoast Wireless [NOTES 1 AND 7]     8,000,000          1        --        (1)           --         --
   In kind services                           100,898        101    50,348         --           --         --
Movement on cumulative translation                 --         --        --         --           --     19,846
Loss for the year                                  --         --        --         --    (472,674)         --
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                     19,890,831     11,892   543,525         --    (681,819)     19,823
Stock options exercised                       653,600        654   326,146
Movement on cumulative translation                                                                   (11,153)
Loss for the Period                                                                      (673,302)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 1999                    20,544,431     12,546   869,671         --  (1,355,121)      8,670
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
(in US dollars)

                                                                          For the 9 Months Ended
                                                                          ----------------------
                                                                         April 30       April 30
                                                                           1999            1998
                                                                             $               $
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                       (673,302)      (229,801)
Items not requiring an outlay of funds
   Amortization                                                              90,060         16,678
   Services settled through share issuance                                       --         50,449
   Deferred revenue                                                              --       (12,062)
----------------------------------------------------------------------------------------------------------------------------
                                                                          (583,242)      (174,736)
Changes in non-cash operating working capital
   Accounts receivable                                                     (28,787)        (2,124)
   Inventory                                                                  1,992          9,275
   Prepaid expenses                                                           4,338       (11,000)
   Income tax recoverable                                                      (92)             --
   Accounts payable and accrued liabilities                                (42,530)         34,387
   Employee withholdings                                                   (26,607)         11,576
   Advances from (to) shareholder                                           163,267       (39,026)
   Advances from affiliated companies                                       162,484          2,329
----------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                         (349,177)      (169,319)
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                                (462,463)      (165,414)
----------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                         (462,463)      (165,414)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Note payable                                                                548,200             --
Share subscriptions                                                         326,800        221,267
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                       875,000        221,267
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                       6,973          4,422

INCREASE (DECREASE) IN CASH DURING THE PERIOD                                70,303      (109,044)
Cash, beginning of period                                                    14,996        121,890
----------------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                          85,299         12,846
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Interest - paid                                                               4,190          4,470

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

                          NOTES TO FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Nanaimo, B.C., Canada. The Company (through its now-subsidiary Westcoast Wireless Cable Ltd. ("Westcoast Wireless")) was originally engaged in the marketing of satellite programming and hardware and later was engaged in the business of providing call center services (see note 3). The Company discontinued its existing lines of business by the end of fiscal 1998, and, in the first quarter of fiscal 1999, adopted an internet-focused business plan. As of April 30, 1999 the Company had not yet commenced revenue generating activities and was engaged primarily in the development of an electronic commerce web-site, the development of a broadcast network over the internet, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet. Subsequent to quarter-end, the e-commerce web-site, globalmedia.com, was launched on May 18, 1999.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All significant intercompany amounts have been eliminated in the consolidation process. The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from these estimates. In the opinion of management, all adjustments necessary to fairly state the results for the quarters and nine months ended April 30, 1999 and April 30, 1998 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited interim consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.

The results of operations for the quarters and nine months ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected or anticipated for the full fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES

CAPITAL ASSETS AND AMORTIZATION
Capital assets are recorded at cost. Amortization has been calculated using the following methods and rates, except in the year of acquisition when one half of the rate is used.

Communications infrastructure                                                   3 year straight line
Office furniture and equipment                                                  20% declining balance
Purchased software, other than for web site development                         20% declining balance
Capitalized development costs and purchased software for web site development   3 year straight line
Computer equipment                                                              30% declining balance
Leasehold improvements                                                          5 year straight line

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the Company's wholly-owned Canadian subsidiaries Westcoast Wireless and Global Media Entertainment Corp. are translated into US dollars at the period-end exchange rate. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

Monetary assets and liabilities of the Company denominated in a foreign currency are translated into US dollars at period end exchange rates. Other balances are recorded at rates in effect on the dates of the transaction. Exchange gains and losses arising on translation are reflected in net income for the period.

LOSS PER SHARE
The Company has adopted SFAS128, "Earnings per share", in the current year on a retroactive basis. In accordance with Statement 128, basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares per dilutive common share equivalents outstanding during the period using the treasury stock method. Due to the net loss during the quarter and nine months ended April 30, 1999, the same number of shares were used to compute both basic and fully diluted earnings per share.

3. DISCONTINUED OPERATIONS

The Company was engaged in providing call center services until the first quarter of fiscal 1999, and Westcoast Wireless was engaged in the marketing of direct-to-home satellite hardware and programming services until the fourth quarter of 1998.

4. RELATED PARTY TRANSACTIONS

The affiliated companies are related to the Company by virtue of control by an officer of the Company. No related party transactions occurred during the nine months ending April 30, 1999 with the exception of:

     (i) A partial repayment of a shareholder loan, $ 71,065, which was used to repay a receivable owed to the Company by an affiliate owned by the same shareholder;
     (ii)  Advances from an affiliated company in the amount of $ 162,484; and,
     (iii) Shareholder loans of $ 234,332.


5. INCOME TAXES

For financial reporting purposes, a valuation allowance has been established for all deferred tax assets due to the uncertainty of realization. As a result of certain stock transactions, utilization of the Company's net operating loss carryforwards may be subject to limitations in the event that a change in ownership has occurred, as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

6. CAPITAL ASSETS

                                                                       ACCUMULATED        NET BOOK
                                                      COST            AMORTIZATION          VALUE
                                                        $                   $                 $
-----------------------------------------------------------------------------------------------------------------
APRIL 30, 1999
Office furniture and equipment                        22,431             2,696             19,735



Computer equipment                                   134,028            30,728            103,300
Leasehold improvements                                 3,832               762              3,070
Communications center infrastructure                  91,146            33,887             57,259
Web site development costs                           307,393            38,420            268,973
Web site purchased software                           24,550             3,068             21,482
Other purchased software                              65,250            12,127             53,123
-----------------------------------------------------------------------------------------------------------------
                                                     648,630           121,688            526,942
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

JULY 31, 1998
Office furniture and equipment                        18,859             4,842             14,018
Computer equipment                                    70,107            13,117             56,990
Leasehold improvements                                 8,594             4,905              3,689
Communications center infrastructure                  91,575            17,325             74,250
Web site development costs                                --                --                 --
Web site purchased software                               --                --                 --
Other purchased software                              27,209             3,520             23,689
-----------------------------------------------------------------------------------------------------------------
                                                     216,344            43,709            172,635
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


7. SHARE CAPITAL

                                                  QUARTER ENDED APRIL 30                    YEAR ENDED JULY 31
                                                  ----------------------                    ------------------
                                                         1999                                    1998
                                                           #                                       #
-----------------------------------------------------------------------------------------------------------------
AUTHORIZED
Common shares, par value $0.001 each                 200,000,000                                200,000,000

ISSUED
Common shares                                         20,544,431                                 19,890,831

-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

STOCK OPTION PLANS

Effective April 8, 1997 the Company adopted the 1997 Directors and Officers Stock Option Plan (the "1997 Plan"). The 1997 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 1997 Plan. The 1997 Plan provides for issuance of a total of 500,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. No options have been granted under this plan.

Effective August 21, 1998 the Company adopted the 1998 Directors and Officers Stock Option Plan (the "1998 Plan"). The Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 1998 Plan. The 1998 Plan provides for issuance of a total of 1,000,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. 1,000,000 options at an exercise price of $0.50 per share have been granted under this plan. No grants occurred in the quarter ended April 30, 1999.

Effective March 24, 1999 the Company adopted the 1999 Directors and Officers Stock Option Plan (the "1999 Plan"). The 1999 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 1999 Plan. The 1999 Plan provides for issuance of a total of 4,000,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant.

2,933,000 options at exercise prices of $4.00 have been granted under this plan and all of these grants occurred in the quarter ended April 30, 1999.

As of April 30, 1999 653,600 options had been exercised under the 1998 Plan and no options had been exercised under the 1999 Plan.

8. COMMITMENTS AND CONTINGENCIES

The Company entered into a commercial lease for office space effective October 1, 1997 and will pay a total of $52,939 per year until July 31, 2002.

By agreement dated April 20, 1999, as amended on June 4, 1999, the Company entered into an arrangement to engage RealNetworks, Inc. to perform consulting services in connection with the Global Media Broadcast Network project. Under the terms of the agreement, the Company is required to make payments totaling $3,655,000 over the duration of the project with the final payment date projected to be December 21, 1999.

9. NOTE PAYABLE AND DUE TO SHAREHOLDERS

On November 5, 1998, the Company entered into a bridge loan agreement with Rolling Oaks Enterprises, LLC allowing the Company to draw on a line of credit of up to $500,000, repayable within one year. The interest rate on the credit facility was 24% per annum, with an origination fee of 1% payable on receipt of the funds.

The shareholder loans as of April 30, 1999 had no fixed terms of repayment and therefore are classified as current liabilities on the balance sheet. Subsequent to quarter-end, the Company and the shareholders agreed to settle the loans by way of the issuance of shares, partial repayment and partial conversion to new promissory notes.

10. SUBSEQUENT EVENTS

Effective May 6, 1999 the Company entered into a Securities Purchase Agreement and ancillary agreements with Rose Glen Capital Group, Inc. ("Rose Glen") pursuant to which the Company issued, for cash, a convertible debenture to Rose Glen in the aggregate principal amount of $8,500,000 and warrants to purchase 680,000 shares of the Company's common stock at an exercise price of $8.4375 per share. The convertible debenture has a three year term during which the debenture may be convertible into convertible preferred shares of the Company on the Company's articles of incorporation being amended to allow for the issuance of the preferred shares. On June 8, 1999 the Company mailed to its shareholders an Information Statement concerning this matter and as majority shareholder approval has already been obtained for the amendment of the Company's articles of incorporation to allow for the issuance of the preferred shares, the Company expects that the convertible debentures will have been converted into convertible preferred shares of the Company by July 31, 1999, the Company's fiscal year-end. Further details on this matter are also available by referring to the Company's Form 8-K filing made May 20, 1999.

On May 18, 1999 the Company fully repaid its $500,000 line of credit, and $48,200 of accrued interest to Rolling Oaks Enterprises, LLC.

The Company launched its main e-commerce internet site, globalmedia.com, on May 18, 1999.

11. RISKS ASSOCIATED WITH THE YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. The Company is in the process of inquiring as to the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, historically most of the purchases from the Company will be made with credit cards and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers. One further, and more extreme, case may be the failure of the communication mode (telephone, cable or satellite), over the internet, which could significantly impact the Company's ability to generate sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains or may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained herein relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").

OVERVIEW

As of April 30, 1999, the Company was engaged primarily in the development of an electronic commerce web-site, the development of a broadcast network over the internet, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet. During the third quarter of fiscal 1999, the Company made significant progress towards execution of its business plan.

E-COMMERCE WEB SITE AND LICENSING MARKETING PROGRAM

During the quarter ended April 30, 1999, the Company continued development of its main e-commerce web site, "globalmedia.com", and therefore did not generate revenues. The Company launched the site subsequent to quarter-end on May 18, 1999 and began generating revenues. The Company adopted an initial pricing policy intended to result in a small initial volume of transactions on the globalmedia.com web site while the site development is fully completed. The Company intends to generally lower prices during the latter part of the Company's fourth quarter of fiscal 1999 and/or the first quarter of fiscal 2000, which is anticipated to have the effect of increasing sales.

The Company's licensing marketing program continued to receive a positive interest from the radio community and other target markets. The Company intends to begin adding the e-commerce model to select licensees in the latter part of fourth quarter fiscal 1999, which is also expected to increase the Company's sales.

Until the pricing changes are implemented and the e-commerce model is launched for licensees, the Company does not anticipate earning significant revenues. Management expects that at that time the Company will be well positioned to take a leading position in providing complete turnkey solutions for the retailing of entertainment product online.

MUSIC WEB SITES

The Company also launched its "indieaudio.com" and "indielife.com" web sites during the quarter. These sites are positioned to be an online center for the independent music community. The interactive editorial and audio content has been designed to attract a wide cross-section of musicians and music fans. Management anticipates that the primary value of the sites will be in driving traffic to the globalmedia.com web site. The sites will also generate direct revenue through the sale of digital audio files as well as through advertising revenue.

CORPORATE WEB SITE

During the quarter the Company continued to update its corporate web site, "gmcorp.net", in order to showcase its business plan, management team and provide information about its licensing and affiliate programs.

STRATEGIC ALLIANCES

During the quarter, the Company continued to improve its key strategic alliances by entering into several agreements with RealNetworks, Inc. for the purpose of providing audio and video broadcast capability to licensees. These agreements encompass the building of the Global Media Broadcast Network and the development of a highly customized RealPlayer. In the opinion of the Company's management, the relationship with RealNetworks that the Company established during the quarter represents a significant milestone reached towards successful implementation of the Company's business plan.

As reported previously, other strategic partners that the Company has developed relationships with include Muze, Baker and Taylor and Liquid Audio. Muze is the leading independent source of digital information about music, books and movies and is the database source for the globalmedia.com web site. Baker & Taylor manages all packaging, shipping and returns of CDs, videos, DVDs and books sold through the globalmedia.com web site. Operating worldwide, Baker & Taylor distributes a wide range of products, including books, video, audio, software, and related services to retail stores and libraries. Baker & Taylor has 11 inventory distribution centers across the United Sates. Liquid Audio's technology allows consumers to preview and purchase CD-quality music over the internet, while ensuring copyright protection and tracking royalties.

As part of its growth strategy, the Company seeks to establish strategic alliances with global on-line, music and media companies to attract additional users to, and increase brand awareness of, the Company's web sites. These include network television operators, cable and satellite operators as well as radio networks. The Company is also seeking partnerships with large internet portals, search engines and chat sites. The Company views entertainment development and distribution as an essential element to draw visitors to its globalmedia.com web site and worked during the quarter to develop relationships with content developers and distribution technology partners.

RESULTS OF CONTINUING OPERATIONS

During the quarter and nine months ended April 30, 1998, the Company operated a call center and a satellite marketing business. The Company had discontinued both of those businesses by the first quarter of fiscal 1999. The financial results from those periods contained in the following discussion include only revenues and expenses related to the Company's corporate activities and exclude any revenues or expenses from those discontinued lines of business. SEE " --Discontinued Operations."

The results of operations for the quarters and nine months ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected or anticipated for any future comparable period or full fiscal year.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998

       NET REVENUES. During the nine months ended April 30, 1999 the Company had not yet commenced earning revenues from its internet business (comparable period fiscal 1998: Nil).

       OPERATING EXPENSES. General and Administrative expenses for the nine months ended April 30, 1999 were $623,939, as compared to $171,494 for the nine months ended April 30, 1998. The increase reflects costs associated with ongoing development of the Company's web sites, more advertising for the preparation of the launch of the sites, greater amortization due to more capital assets, increased office expenses, increased corporate travel and the hiring of additional staff. Wages and benefits of $69,848 (comparable period fiscal 1998:
Nil) reflect the hiring of staff for the Company's licensing and affiliate programs, corporate web site development and e-commerce web site development. Advertising, marketing and investor relation expenses increased to $144,648 (comparable period fiscal 1998: $3,529) due to the news releases, internet and other promotions used to inform shareholders and the general public, and expenses related to promotion of the web site licensing programs. Amortization increased to $90,060 (comparable period fiscal 1998: $16,678), due to the increase in capital assets over the last year. Professional fees increased to $121,814 (comparable period fiscal 1998: $86,586) in concert with the Company's general increase in business activities. Office and miscellaneous expenses of $114,740 (comparable period fiscal 1998: $41,708) increased primarily due to: rent expense at the larger Nanaimo offices $48,993 (comparable period fiscal 1998: $33,507), telephone $23,955 (comparable period fiscal 1998: $3,690), and general office expense $18,124 (comparable period fiscal 1998: $3,532). Travel expense of $75,549 (comparable period fiscal 1998: $15,590) consisted primarily of travel relating to development of strategic alliances, working with web site designers and developers and attending industry related conferences.

       INTEREST EXPENSE. Net interest expense and financing fees increased to $47,283 (comparable period fiscal 1998: $346), due primarily to interest payments on the Rolling Oaks Enterprises, LLC bridge financing which was repaid subsequent to quarter end.

       NET LOSS. The Company experienced a $671,222 loss from continuing operations for the nine months ended April 30, 1999, as compared to a $171,840 loss from continuing operations for the nine months ended April 30, 1998. This increase in loss from continuing operations reflects increases in the Company's development activities including increases in the number of employees, an increase in amortization as the result of additional computer equipment purchases, and an increase in office, travel and other costs.

QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

       NET REVENUES. During the quarter ended April 30, 1999 the Company had not yet commenced earning revenues from its internet business (third quarter fiscal 1998: Nil).

       OPERATING EXPENSES. General and administrative expenses increased in the third quarter to $265,980 as compared to $45,697 in third quarter fiscal 1998. The low comparative prior year figure reflects the fact that development of the Company's web sites had not yet commenced. The following factors contributed to larger expenses in the current quarter: greater emphasis on promotion of the Company to attract quality licensee leads for the e-commerce site increased advertising to $51,361 (third quarter fiscal 1998: $505); depreciation of a larger capital base increased amortization costs to $54,783 (third quarter fiscal 1998: $5,645); increases in corporate travel increased travel costs to $41,583 (third quarter fiscal 1998: $6,655); increased use of consultants and legal counsel increased professional fees to $36,897 (third quarter fiscal 1998:
$19,112), and hiring staff increased wages to $26,604 (third quarter fiscal 1998: Nil).

       INTEREST EXPENSE. Net interest expense and financing fees increased to $36,814 (comparable period fiscal 1998: $209), due primarily to interest payments on the Rolling Oaks Enterprises, LLC bridge financing which was repaid subsequent to quarter-end.

       NET LOSS. The Company experienced a $302,794 loss from continuing operations for the quarter ended April 30, 1999, as compared to a $45,906 loss from continuing operations for the quarter ended April 30, 1998. This increase in loss reflects the increased development activity of the Company, including increased number of personnel, increased amortization from increased computer equipment purchases, and an increase in office, travel and other costs.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended April 30, 1999 the Company financed its operations and capital expenditures primarily from equity financing and loans from shareholders and affiliates. As of April 30, 1999 the Company had cash of $85,229, a working capital ratio of 0.11 and negative shareholders' equity of $464,234. Subsequent to quarter-end, the Company considerably strengthened its financial position by entering into a $8.5 million financing arrangement with an unrelated institutional investor. Under this arrangement, the Company issued, for cash, $8.5 million of convertible debentures which would be convertible in certain circumstances into convertible preferred shares. In such case, the convertible preferred shares would be convertible into common shares of the Company. Management of the Company currently anticipates that the debentures will be converted into convertible preferred shares of the Company prior to the Company's July 31, 1999 year-end.

In the nine months ended April 30, 1999 the Company's cash position increased by $70,303, from $14,996 to $85,299 (comparable period fiscal 1998: decreased $109,044). This improvement resulted primarily from the Company obtaining a bridge loan of $500,000, (comparable period fiscal 1998: Nil) and sales of common shares pursuant to stock option exercises totaling $326,800, (comparable period fiscal 1998: $221,267 from the sale of common shares). The increase in cash was offset by cash used in operating activities of $349,177 (comparable period fiscal 1998: $169,319), and investment in capital assets of $462,463 (comparable period fiscal 1998: $165,414).

CASH USED BY OPERATIONS

Over the nine months ended April 30, 1999 as compared to the prior year period, cash used by operating activities increased by $179,858, reflecting the increased level of activity in the Company. The Company experienced an operating loss of $673,302 (comparable period fiscal 1998: $229,801) offset by amortization of $90,060 (comparable period fiscal 1998: $16,678), leaving cash used by operations, before consideration of changes in non-cash working capital items, of $583,242 (comparable period fiscal 1998: $174,736).

CHANGES IN NON-CASH OPERATING WORKING CAPITAL ITEMS

In the nine months ended April 30, 1999 cash provided by changes in working capital resulted from a sale of inventory for $1,992 (comparable period fiscal 1998: $9,275), a decrease in prepaid expenses of $4,338 (comparable period fiscal 1998: increase of $11,000), an increase in advances from shareholder of $163,267 (comparable period fiscal 1998: decrease of $39,026) and an increase in advances from affiliated companies of $162,484 (comparable period fiscal 1998:
$2,329). Cash used by changes in
working capital resulted from an increase in accounts receivable of $28,787, a decrease in accounts payable and accrued liabilities of $42,530 and a decrease in employee withholdings payable of $26,607.

INVESTING ACTIVITIES

In the nine months ended April 30, 1999 there was a decrease in cash of $462,463 (comparable period fiscal 1998: $165,414) caused by fixed asset purchases of computer equipment and software to be used in the e-commerce web sites, and the expenditure of development costs on these sites.

FINANCING ACTIVITIES

Financing activities provided $875,000 of cash during the nine months ended April 30, 1999. The Company secured bridge financing in the amount of $500,000 which accrued $48,200 of interest during the period, (comparable period fiscal 1998: Nil), and realized $326,800 from the sale of shares through the exercise of stock options (comparable period fiscal 1998: $221,267 through the sale of common shares) under the Company's 1998 Directors and Officers Stock Option Plan (the "1998 Plan").

Effective March 24, 1999 the Company adopted the 1999 Directors and Officers Stock Option Plan (the "1999 Plan"). The 1999 Plan (a) is administered by the Board of Directors who have sole discretion and authority to determine the individuals eligible for awards under the 1999 Plan and the conditions of exercise of each grant, and (b) provides for issuance of options to purchase a total of 4,000,000 shares of the Company's common stock within a period of ten years from the effective date of the option. The Company has granted 2,933,000 options at exercise prices of $4.00 per share under the 1999 Plan, all of which occurred in the quarter ended April 30, 1999. As of April 30, 1999, 653,600 options had been exercised under the Company's 1998 Stock Option Plan and no options had been exercised under the 1999 Plan. No options have been issued or exercised under the Company's 1997 Directors and Officers Stock Option Plan.

CAPITAL EXPENDITURES AND COMMITMENTS

The Company made capital expenditures of $314,368 during the third quarter of fiscal 1999, principally consisting of $201,620 of capitalized development costs for the globalmedia.com web site and the Company's other initiatives, $59,633 of computer hardware purchases and $44,328 of software purchases. As of April 30, 1999 the Company had no material commitments outstanding for purchases of additional capital assets, except for the Company's April 20, 1999 engagement of RealNetworks Inc. to perform consulting services in connection with the design and development of the Global Media Broadcast Network. Under the terms of the agreement, as amended on June 4, 1999, the Company is required to make payments totaling $3,655,000 over the duration of the project with the final payment date projected to be December 21, 1999.

FUTURE CAPITAL REQUIREMENTS

The Company believes that the net proceeds from its convertible debenture offering and revenue from its newly opened web site (SEE "Subsequent Events", below), plus the availability of additional shareholder and other secured loans, will be sufficient to meet its operating cash requirements and budgeting capital expenditures for the remainder of fiscal 1999. The Company expects to meet its long-term cash and operational requirements through equity financings and revenues from its web site and its licensees' web sites.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's wholly-owned Canadian subsidiary, Westcoast Wireless Cable Ltd. are translated into US dollars at the period-end exchange rate. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Monetary assets and liabilities of the Company denominated in a foreign currency are translated into US dollars at period-end exchange rates. Other balances are recorded at rates in effect on the dates of the transaction. Exchange gains and losses arising on translation are reflected in net income for the period.

DISCONTINUED OPERATIONS

The Company was engaged in the business of providing call center services until the first quarter of fiscal 1999, at which time it discontinued those operations. In addition, the Company's wholly-owned subsidiary Westcoast Wireless Cable Ltd., a Canadian limited company, was engaged in the home satellite business until the fourth quarter of fiscal 1998 at which time it discontinued its operations following a decision by the Canadian Federal Court of Appeal in November, 1997 prohibiting the sale of US based satellite and programming services in Canada.

RISKS ASSOCIATED WITH THE YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. The Company is in the process of inquiring as to the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, historically most of the purchases from the Company will be made with credit cards and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers. One further, and more extreme, case may be the failure of the communication mode (telephone, cable or satellite), over the internet, which could significantly impact the Company's ability to generate sales.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS130, "Reporting comprehensive income", SFAS131, "Disclosures about segments of an enterprise and related information", SFAS132, "Employers' Disclosures about pensions and other post-retirement benefits" and SFAS133, "Accounting for derivative instruments and hedging activities". SFAS130, SFAS131 and SFAS132 are effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 133 was initially to be effective for financial statement for fiscal years beginning after June 15, 1999. On May 19, 1999, FASB voted to delay the effective date of SFAS 133 by one year. The consequences of that vote are not yet known.

SFAS130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company anticipates that implementing the provisions of SFAS130 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by SFAS130 in its fiscal 1999 annual financial statements.

SFAS 131, 132 and 133 currently have no effect on the Company.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    EXHIBITS.

The following documents are filed as exhibits to this Quarterly Report:


EXHIBIT
NUMBER      DOCUMENT
--------    --------
4.1         1999 Directors and Officers Stock Option Plan  (1)
10.1        Secured Promissory Note, dated  November, 1998, from the Company to
            Rolling Oaks Enterprises, LLC. (2)
10.2        Security Agreement, dated  November 30, 1998, from the Company to
            Rolling Oaks Enterprises, LLC. (2)
10.3        Streaming Media Services Agreement, dated April 19, 1999, between the Company and RealNetworks, Inc. (2) (3)
10.4        Letter agreement for consulting services from RealNetworks, Inc. to the Company, dated and accepted on April 20, 1999. (2) (3)
10.5        Letter from RealNetworks, Inc. to the Company, dated and accepted on
            June 4, 1999, amending the April 20, 1999 letter agreement. (2) (3)
27          Financial Data Schedule. (2)

 ------------------------------------------
(1) Incorporated by reference to the Company's Form S-8 Registration Statement filed with the SEC via Edgar on March 24, 1999.

(2) Filed with this quarterly report on Form 10-QSB.

(3) Subject to a request for confidential treatment filed with the SEC contemporaneously with this quarterly report on Form 10-QSB.

b.    REPORTS ON FORM 8-K.

      None during the reporting period.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: June 14, 1999                  /s/ L. James Porter
                                    --------------------------------------------
                                    L. James Porter
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    and authorized signatory for the registrant)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:


EXHIBIT
NUMBER      DOCUMENT
-------     --------
4.1         1999 Directors and Officers Stock Option Plan  (1)
10.1        Secured Promissory Note, dated  November, 1998, from the Company to
            Rolling Oaks Enterprises, LLC. (2)
10.2        Security Agreement, dated  November 30, 1998, from the Company to
            Rolling Oaks Enterprises, LLC. (2)
10.3        Streaming Media Services Agreement, dated April 19, 1999, between the Company and RealNetworks, Inc. (2) (3)
10.4        Letter agreement for consulting services from RealNetworks, Inc. to the Company, dated and accepted on April 20, 1999. (2) (3)
10.5        Letter from RealNetworks, Inc. to the Company, dated and accepted on
            June 4, 1999, amending the April 20, 1999 letter agreement. (2) (3)
27          Financial Data Schedule. (2)

 ------------------------------------------
(1) Incorporated by reference to the Company's Form S-8 Registration Statement filed with the SEC via Edgar on March 24, 1999.

(2) Filed with this quarterly report on Form 10-QSB.

(3) Subject to a request for confidential treatment filed with the SEC contemporaneously with this quarterly report on Form 10-QSB.