Form 10QSB/A
period 1999-04-30
GLOBAL MEDIA CORP
filed 1999-07-06
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                               AMENDMENT NO. 1 TO

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

                         Commission File Number: 0-23491

                               GLOBAL MEDIA CORP.
             (Exact name of registrant as specified in its charter)

                    NEVADA                               91-1842480
(State or other jurisdiction of incorporation         (I.R.S. Employer
               or organization)                      Identification No.)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF JUNE 21, 1999, THERE WERE 20,545,431 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK.

This report on Form 10-QSB/A constitutes Amendment No. 1 to the Registrant's Form 10-QSB for the quarter ended April 30, 1999. This report is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Item 2(a). SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the basis for such amendments.

ITEM 1.     FINANCIAL STATEMENTS

GLOBAL MEDIA CORP.

                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited

(in US dollars)


                                                 April 30              July 31
                                                   1999                 1998
                                                     $                    $
-------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                85,299              14,996
Accounts receivable                                 28,993                 206
Inventory                                               --               1,992
Prepaid expenses                                     3,891               8,229
Due from affiliated companies [NOTE 4]                  --              71,065
Income tax recoverable                               2,531               2,439
-------------------------------------------------------------------------------
                                                   120,714              98,927
Capital assets [NOTE 6]                            621,942             172,635
-------------------------------------------------------------------------------
                                                   742,656             271,562
-------------------------------------------------------------------------------

LIABILITIES
CURRENT
Accounts payable and accrued liabilities           158,704             201,234
Employee withholdings                               24,747              51,354
Due to affiliated company [NOTE 4]                 137,703              46,284
Note Payable  [NOTE 9]                             548,200                  --
Due to shareholders [NOTE 4]                       242,536              79,269
-------------------------------------------------------------------------------
                                                 1,111,890             378,141

SHAREHOLDERS' EQUITY (DEFICIENCY)
Share capital [NOTE 7]                              12,546              11,892
Additional paid in capital [NOTE 7]              1,550,771             543,525
Deficit                                         (1,941,221)           (681,819)
Cumulative translation adjustment                    8,670              19,823
-------------------------------------------------------------------------------
                                                  (369,234)           (106,579)
-------------------------------------------------------------------------------
                                                   742,656             271,562
-------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                    Unaudited

(in US dollars)


                                                                       For the 3 Months                 For the 9 Months
                                                                        Ended April 30                    Ended April 30

                                                                    1999              1998             1999             1998
                                                                      $                 $                $                $
-----------------------------------------------------------------------------------------------------------------------------
REVENUE                                                               --                --               --               --
-----------------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising, marketing and investor relations                     51,361               505          144,648            3,529
Amortization                                                      54,783             5,645           90,060           16,678
Foreign exchange                                                   2,921            (3,923)           7,280            7,403
Professional fees                                                 61,597            19,112          159,114           86,586
Office and miscellaneous                                          51,831            17,703          114,740           41,708
Travel                                                            41,583             6,655           75,549           15,590
Wages and benefits                                                26,604                --           69,848               --
Stock option compensation expense                                     --                --          548,800               --
-----------------------------------------------------------------------------------------------------------------------------
                                                                 290,680            45,697        1,210,039          171,494
Net interest expense and financing fees                           36,814               209           47,283              346
-----------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                 (327,494)          (45,906)      (1,257,322)        (171,840)
-----------------------------------------------------------------------------------------------------------------------------
Income (Loss) recovery from operations of
    discontinued call center and satellite
    businesses [NOTE 3]
             Call center                                              --            82,631               --          146,497
             Satellite                                                --           (27,401)          (2,080)        (204,458)
-----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) RECOVERY FROM DISCONTINUED OPERATIONS                   --            55,230           (2,080)         (57,961)
-----------------------------------------------------------------------------------------------------------------------------
NET AND COMPREHENSIVE INCOME (LOSS) FOR PERIOD                  (327,494)            9,324       (1,259,402)        (229,801)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Loss per common share from continuing operations                   (0.02)            (0.00)           (0.06)           (0.01)
Loss per common share from discontinued operations                 (0.00)            (0.00)           (0.00)           (0.00)
-----------------------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                              (0.02)            (0.00)           (0.06)           (0.01)
-----------------------------------------------------------------------------------------------------------------------------
Shares used in the computation of loss per share              20,544,431        19,890,831       20,253,942       19,619,116


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                                           CONSOLIDATED STATEMENTS OF
                                       SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                   Unaudited

(in US dollars)


                                                      COMMON STOCK        ADDITIONAL      UNISSUED      RETAINED     CUMULATIVE
                                                  --------------------      PAID-IN        SHARE        EARNINGS     TRANSLATION
                                                  SHARES        AMOUNT      CAPITAL        CAPITAL      (DEFICIT)     ADJUSTMENT
                                                     #             $           $              $             $              $
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996 [NOTE 7]                        --           --            --             1         14,486          (408)
Common shares issued for cash                  11,059,400       11,059       128,641            --             --            --
Unissued common shares [NOTE 7]                        --           --            --       144,000             --            --
Movement on cumulative translation                     --           --            --            --             --           385
Loss for the year                                      --           --            --            --       (108,999)           --
Dividends declared and paid                            --           --            --            --       (114,632)           --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1997                         11,059,400       11,059       128,641       144,001       (209,145)          (23)
Common shares issued for cash [NOTE 7]            730,533          731       364,536      (144,000)            --            --
Common shares issued for other than
   cash consideration:
   Consideration for shares in
     Westcoast Wireless [NOTES 1 AND 7]         8,000,000            1            --            (1)            --            --
   In kind services                               100,898          101        50,348            --             --            --
Movement on cumulative translation                     --           --            --            --             --        19,846
Loss for the year                                      --           --            --            --       (472,674)           --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                         19,890,831       11,892       543,525            --       (681,819)       19,823
Stock options exercised                           653,600          654       326,146
Stock options charges                                                        681,100
Movement on cumulative translation                                                                                      (11,153)
Loss for the Period                                                                                    (1,259,402)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 1999                        20,544,431       12,546     1,550,771            --     (1,941,221)        8,670
--------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

(in US dollars)


                                                             For the 9 Months Ended
                                                       -------------------------------
                                                         April 30             April 30
                                                           1999                 1998
                                                             $                    $
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                    (1,259,402)            (229,801)
Items not requiring an outlay of funds
   Interest expense accrued on bridge loan                 48,200                   --
   Share option compensation expense                      548,800                   --
   Share option professional fees expense                  37,300                   --
   Amortization                                            90,060               16,678
   Services settled through share issuance                     --               50,449
   Deferred revenue                                            --              (12,062)
----------------------------------------------------------------------------------------
                                                         (535,042)            (174,736)
Changes in non-cash operating working capital
   Accounts receivable                                    (28,787)              (2,124)
   Inventory                                                1,992                9,275
   Prepaid expenses                                         4,338              (11,000)
   Income tax recoverable                                     (92)                  --
   Accounts payable and accrued liabilities               (42,530)              34,387
   Employee withholdings                                  (26,607)              11,576
   Advances from (to) shareholder                         163,267              (39,026)
   Advances from affiliated companies                     162,484                2,329
----------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                        (300,977)            (169,319)
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                               (462,463)            (165,414)
----------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                        (462,463)            (165,414)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bridge loan                                               500,000                   --
Share subscriptions                                       326,800              221,267
----------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                     826,800              221,267
----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                     6,973                4,422

INCREASE (DECREASE) IN CASH DURING THE PERIOD              70,303             (109,044)
Cash, beginning of period                                  14,996              121,890
----------------------------------------------------------------------------------------
CASH, END OF PERIOD                                        85,299               12,846
----------------------------------------------------------------------------------------

Interest - paid                                             4,190                4,470
----------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES

                     NOTES TO RESTATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Nanaimo, B.C., Canada. The Company (through its now-subsidiary Westcoast Wireless Cable Ltd. ("Westcoast Wireless")) was originally engaged in the marketing of satellite programming and hardware and later was engaged in the business of providing call center services, both of which lines of business are now discontinued (SEE note 3). In the first quarter of fiscal 1999, the Company adopted an internet-focused business plan. As of April 30, 1999 the Company had not yet commenced revenue generating activities and was engaged primarily in the development of an electronic commerce web site, the development of a broadcast network over the internet, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet. Subsequent to quarter-end, the e-commerce web site, globalmedia.com, was launched on May 18, 1999.

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

3.       DISCONTINUED OPERATIONS

The Company was engaged in providing call center services until the third quarter of fiscal 1999, and Westcoast Wireless was engaged in the marketing of direct-to-home satellite hardware and programming services until the fourth quarter of 1998.

4.       RELATED PARTY TRANSACTIONS

The affiliated companies are related to the Company by virtue of control by an officer of the Company. No related party transactions occurred during the nine months ending April 30, 1999 with the exception of:

         (i) A partial repayment ($71,065) of a shareholder loan, which was used to repay a receivable owed to the Company by an affiliate owned by the same shareholder;
         (ii)     Advances from an affiliated company in the amount of $
                  162,484; and,
         (iii)    Shareholder loans of $ 242,536.

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

6.       CAPITAL ASSETS


                                                                       ACCUMULATED        NET BOOK
                                                      COST            AMORTIZATION          VALUE
                                                        $                   $                 $
---------------------------------------------------------------------------------------------------
APRIL 30, 1999
Office furniture and equipment                        22,431             2,696             19,735
Computer equipment                                   134,028            30,728            103,300
Leasehold improvements                                 3,832               762              3,070
Communications infrastructure                         91,146            33,887             57,259
Web site development costs                           402,393            38,420            363,973
Web site purchased software                           24,550             3,068             21,482
Other purchased software                              65,250            12,127             53,123
---------------------------------------------------------------------------------------------------
                                                     743,630           121,688            621,942
---------------------------------------------------------------------------------------------------

JULY 31, 1998
Office furniture and equipment                        18,859             4,842             14,018
Computer equipment                                    70,107            13,117             56,990
Leasehold improvements                                 8,594             4,905              3,689
Communications infrastructure                         91,575            17,325             74,250
Web site development costs                                --                --                 --
Web site purchased software                               --                --                 --
Other purchased software                              27,209             3,520             23,689
---------------------------------------------------------------------------------------------------
                                                     216,344            43,709            172,635
---------------------------------------------------------------------------------------------------



7.       SHARE CAPITAL


                                           QUARTER ENDED APRIL 30   YEAR ENDED JULY 31
                                           ----------------------   ------------------
                                                    1999                   1998
                                                     #                      #
--------------------------------------------------------------------------------------
AUTHORIZED
Common shares, par value $0.001 each          200,000,000               200,000,000

ISSUED
Common shares                                  20,544,431                19,890,831

--------------------------------------------------------------------------------------


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

Effective August 21, 1998 the Company adopted the 1998 Directors and Officers Stock Option Plan (the "1998 Plan"). The Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 1998 Plan. The 1998 Plan provides for issuance of a total of 1,000,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. 1,000,000 options at an exercise price of $0.50 per share have been granted under this plan. No grants occurred in the quarter ended April 30, 1999. Of these options, 980,000 were granted to directors, officers, employees and inside consultants, and the

$548,800 imputed value thereof as calculated pursuant to APB 25 has been charged to compensation expense. The remaining 20,000 were granted to an outside consultant and the $12,600 imputed value thereof as calculated pursuant to FAS 123 has been charged to professional fees expense. SEE Note 12.

Effective March 24, 1999 the Company adopted the 1999 Directors and Officers Stock Option Plan (the "1999 Plan"). The 1999 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 1999 Plan. The 1999 Plan provides for issuance of a total of 4,000,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. 2,933,000 options at exercise prices of $4.00 have been granted under this plan and all of these grants occurred in the quarter ended April 30, 1999. Of these options, 25,000 were issued to acquire the globalmedia.com domain name and the $95,000 imputed value thereof has been capitalized to web site development costs. Additionally, 10,000 were issued to an outside consultant and the $24,700 imputed value thereof, as calculated pursuant to FAS 123, has been charged to professional fees expense. SEE Note 12.

As of April 30, 1999, 653,600 options had been exercised under the 1998 Plan and no options had been exercised under the 1999 Plan.

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

10.      SUBSEQUENT EVENTS

Effective May 6, 1999 the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which the Company issued, for cash, a convertible debenture to Rose Glen in the aggregate principal amount of $8,500,000 and warrants to purchase 680,000 shares of the Company's common stock at an exercise price of $8.4375 per share. The convertible debenture is convertible from time to time at

RGC's option into shares of Common Stock of the Company at the lesser of a fixed conversion price or a variable conversion price based on the market price of the Common Stock at the time of conversion. The debenture includes an investment option, exercisable by RGC at the time of conversion, to acquire a number of additional shares of Common Stock equal to the number of shares with respect to which RGC is converting the debenture, at an exercise price equal to the conversion price then in effect. The debenture has a three year term, after which any previously unconverted portion is converted automatically into Common Stock. The debenture may be converted at the option of the Company into convertible preferred shares of the Company (having the same basic terms as the convertible debenture) once the Company's articles of incorporation have been amended to allow for the issuance of the preferred shares. On or about June 9, 1999 the Company mailed to its shareholders an Information Statement concerning this matter, and as majority shareholder approval has already been obtained for the amendment of the Company's articles of incorporation to allow for the issuance of the preferred shares, the Company expects that the convertible debentures will have been converted into convertible preferred shares of the Company by July 31, 1999, the Company's fiscal year-end. Further details on this matter are also available by referring to the Company's Form 8-K filing made May 20, 1999.

On May 18, 1999 the Company fully repaid its $500,000 line of credit, and $48,200 of accrued interest, to Rolling Oaks Enterprises, LLC.

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

12.      RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended April 30, 1999, the Company identified accounting issues with regard to its treatment of stock options granted during the first and third quarters of fiscal 1999. SEE Note 7. As a result, the Company has restated its financial statements for the three and nine months ended April 30, 1999. The effects of such restatement, and of the Company's discontinuance of its call center operation (SEE Note 3) are summarized as follows:


                                                                          Three months ended      Nine months ended
                                                                            April 30, 1999          April 30, 1999
                                                                                   $                      $
                                                                        ------------------------ ---------------------
Net sales before restatement                                                                  -                     -
Net sales after restatement                                                                   -                     -

General and administrative expenses before restatement                                  265,980               623,939
General and administrative expenses after restatement                                   290,680             1,210,039

Net loss before restatement                                                            (302,794)             (673,302)
Net loss after restatement                                                             (327,494)           (1,259,402)

Net loss per common share before restatement                                              (0.01)                (0.03)
Net loss per common share after restatement                                               (0.02)                (0.06)

                                                                              At April 30, 1999
                                                                                   $
                                                                        ------------------------
Capital assets before restatement                                                       526,942
Capital assets after restatement                                                        621,942

Total stockholders' deficit before restatement                                         (464,234)
Total stockholders' deficit after restatement                                          (369,234)


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

OVERVIEW

As of April 30, 1999 the Company was engaged primarily in the development of an electronic commerce web site, the development of a broadcast network over the internet, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet. During the third quarter of fiscal 1999, the Company made significant progress towards execution of its business plan.

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

Until the pricing changes are implemented and the e-commerce model is launched for licensees, the Company does not anticipate earning significant revenues from sales through globalmedia.com. Management believes that at that time the Company will be well positioned to take a leading position in providing complete turnkey solutions for the retailing of entertainment product online.

MUSIC WEB SITES

The Company also launched its "indieaudio.com" and "indielife.com" web sites during the quarter. These sites are positioned to be an online center for the independent music community. The interactive and compelling editorial and audio content has been designed to attract a wide cross-section of musicians and music fans. Management anticipates that the primary value of the sites will be in driving traffic to the globalmedia.com web site. The sites will also generate direct revenue through the sale of digital audio files as well as through advertising revenue.

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

RESULTS OF CONTINUING OPERATIONS

During the quarter and nine months ended April 30, 1998, the Company operated a call center and a satellite marketing business. The Company had discontinued both of those businesses by the end of the third quarter of fiscal 1999. The financial results from those previous periods contained in the following discussion therefore include only revenues and expenses related to the Company's corporate activities and exclude any revenues or expenses from those discontinued lines of business. SEE " -- Discontinued Operations."

The results of operations for the quarters and nine months ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected or anticipated for any future comparable period or full fiscal year.

Subsequent to the issuance of the Company's financial statements for the quarter ended April 30, 1999, the Company identified accounting issues with regard to its treatment of stock options granted during the first and third quarters of fiscal 1999. SEE Note 7. As a result, the Company has restated its financial statements for the third quarter and nine months ended April 30, 1999 in the form included with this Amendment No. 1 to Quarterly Report on Form 10-QSB/A. The following discussion reflects, where appropriate, changes as a result effects of such restatement. SEE "Note 7" and "Note 12" to the Company's attached financial statements.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998

         NET REVENUES. During the nine months ended April 30, 1999 the Company had not yet commenced earning revenues from its internet business (comparable period fiscal 1998: Nil).

         OPERATING EXPENSES. General and Administrative expenses for the nine months ended April 30, 1999 were $1,210,039, as compared to $171,494 for the nine months ended April 30, 1998. The increase reflects costs associated with ongoing development of the Company's web sites, more advertising for the preparation of the launch of the sites, greater amortization due to more capital assets, increased office expenses, increased corporate travel and the hiring of additional staff. Share options compensation expense of $548,800 consists of the imputed benefit calculated pursuant to APB 25 of stock options granted immediately prior to August 24, 1998, the date the Company's shares commenced trading on the NASD OTC Bulletin Board. SEE "Note 7" and "Note 12" to the Company's Financial Statements. Wages and benefits of $69,848 (comparable period fiscal 1998: Nil) reflect the hiring of staff for the Company's licensing and affiliate programs, corporate web site development and e-commerce web site development. Advertising, marketing and investor relation expenses increased to $144,648 (comparable period fiscal 1998: $3,529) due to the news releases, internet and other promotions used to inform shareholders and the general public, and expenses related to promotion of the web site licensing programs. Amortization increased to $90,060 (comparable period fiscal 1998: $16,678), due to the increase in capital assets over the last year. Professional fees increased to $159,114 (comparable period fiscal 1998: $86,586) in concert with the Company's general increase in business activities. Professional fees for the nine months ended April 30, 1999 included $37,300 representing the imputed value of options granted during the period as compensation for professional services. See Note 7 to Financial Statements. Office and miscellaneous expenses of $114,740 (comparable period fiscal 1998: $41,708) increased primarily due to: rent expense at the larger Nanaimo offices $48,993 (comparable period fiscal 1998: $33,507), telephone $23,955 (comparable period fiscal 1998: $3,690), and general office expense $18,124 (comparable period fiscal 1998: $3,532). Travel expense of $75,549 (comparable period fiscal 1998: $15,590) consisted primarily of travel relating to development of strategic alliances, working with web site designers and developers and attending industry related conferences.

         INTEREST EXPENSE. Net interest expense and financing fees increased to $47,283 (comparable period fiscal 1998: $346), due primarily to interest payments on the Rolling Oaks Enterprises, LLC bridge financing which was repaid subsequent to quarter end.

         NET LOSS. The Company experienced a $1,257,322 loss from continuing operations for the nine months ended April 30, 1999, as compared to a $171,840 loss from continuing operations for the nine months ended April 30, 1998. This increase in loss from continuing operations reflects increases in the Company's development activities including increases in the number of employees, an increase in amortization as the result of additional computer equipment purchases, an increase in office, travel and other costs, and the expensing of imputed stock option benefits.

QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

         NET REVENUES. During the quarter ended April 30, 1999 the Company had not yet commenced earning revenues from its internet business (third quarter fiscal 1998: Nil).

         OPERATING EXPENSES. General and administrative expenses increased in the third quarter to $290,680 as compared to $45,697 in third quarter fiscal 1998. The low comparative prior year figure reflects the fact that development of the Company's web sites had not yet commenced. The following factors contributed to larger expenses in the current quarter: greater emphasis on promotion of the Company to attract quality licensee leads for the e-commerce site increased advertising to $51,361 (third quarter fiscal 1998: $505); depreciation of a larger capital base increased amortization costs to $54,783 (third quarter fiscal 1998: $5,645); increases in corporate travel increased travel costs to $41,583 (third quarter fiscal 1998: $6,655); increased use of consultants and legal counsel increased professional fees to $61,597, including $24,700 representing the imputed value of options granted in the third quarter of fiscal 1999 as compensation for professional services (third quarter fiscal 1998: $19,112), and hiring staff increased wages to $26,604 (third quarter fiscal 1998: Nil).

         INTEREST EXPENSE. Net interest expense and financing fees increased to $36,814 (comparable period fiscal 1998: $209), due primarily to interest payments on the Rolling Oaks Enterprises, LLC bridge financing which was repaid subsequent to quarter-end.

         NET LOSS. The Company experienced a $327,494 loss from continuing operations for the quarter ended April 30, 1999, as compared to a $45,906 loss from continuing operations for the quarter ended April 30, 1998. This increase in loss reflects the increased development activity of the Company, including increased number of personnel, increased amortization from increased computer equipment purchases, and an increase in office, travel and other costs.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended April 30, 1999 the Company financed its operations and capital expenditures primarily from equity financing and loans from shareholders and affiliates. As of April 30, 1999 the Company had cash of $85,229, a working capital ratio of 0.11 and negative shareholders' equity of $369,234. Subsequent to quarter-end, the Company considerably strengthened its financial position by entering into a $8.5 million financing arrangement with an unrelated institutional investor. Under this arrangement, the Company issued, for cash, $8.5 million of convertible debentures which would be convertible in certain circumstances into convertible preferred shares. In such case, the convertible preferred shares would be convertible into common shares of the Company. Management of the Company currently anticipates that the debentures will be converted into convertible preferred shares of the Company prior to the Company's July 31, 1999 year-end.

In the nine months ended April 30, 1999 the Company's cash position increased by $70,303, from $14,996 to $85,299 (comparable period fiscal 1998: decreased $109,044). This improvement resulted primarily from the Company obtaining a bridge loan of $500,000, (comparable period fiscal 1998: Nil) and sales of common shares pursuant to stock option exercises totaling $326,800, (comparable period fiscal 1998: $221,267 from the sale of common shares). The increase in cash was offset by cash used in operating activities of $300,977 (comparable period fiscal 1998: $169,319), and cash spent on investment in capital assets of $462,463 (comparable period fiscal 1998: $165,414).

CASH USED BY OPERATIONS

Over the nine months ended April 30, 1999 as compared to the prior year period, cash used by operating activities increased by $131,658, reflecting the increased level of activity in the Company. The Company experienced an operating loss of $1,259,402 (comparable period fiscal 1998: $229,801) offset by accrued but unpaid interest of $48,200 on bridge financing (comparable period fiscal 1998: Nil), imputed stock option compensation benefits of $586,100 (comparable period fiscal 1998: Nil), amortization of $90,060 (comparable period fiscal 1998: $16,678), leaving cash used by operations, before consideration of changes in non-cash working capital items, of $535,042 (comparable period fiscal 1998:
$174,736).

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

FINANCING ACTIVITIES

Financing activities provided $826,800 of cash during the nine months ended April 30, 1999. The Company secured bridge financing in the amount of $500,000 (comparable period fiscal 1998: Nil), and realized $326,800 from the sale of shares through the exercise of stock options (comparable period fiscal 1998:
$221,267 through the sale of common shares) under the Company's 1998 Directors and Officers Stock Option Plan (the "1998 Plan").

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

CAPITAL EXPENDITURES AND COMMITMENTS

The Company made capital expenditures of $409,368 during the third quarter of fiscal 1999, principally consisting of $296,620 of capitalized development costs for the globalmedia.com web site and the Company's other initiatives, $59,633 of computer hardware purchases and $44,328 of software purchases. As of April 30, 1999 the Company had no material commitments outstanding for purchases of additional capital assets, except for the Company's April 20, 1999 engagement of RealNetworks Inc. to perform consulting services in connection with the design and development of the Global Media Broadcast Network. Under the terms of the agreement, as amended on June 4, 1999, the Company is required to make payments totaling $3,655,000 over the duration of the project with the final payment date projected to be December 21, 1999.

FUTURE CAPITAL REQUIREMENTS

The Company believes that the net proceeds from its convertible debenture offering and revenue from its newly opened web site, plus the availability of additional shareholder and other secured loans, will be sufficient to meet its operating cash requirements and budgeting capital expenditures for the remainder of fiscal 1999. The Company expects to meet its long-term cash and operational requirements through equity financings and revenues from its web site and its licensees' web sites.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's wholly-owned Canadian subsidiary, Westcoast Wireless Cable Ltd., are translated into US dollars at the period-end exchange rate. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Monetary assets and liabilities of the Company denominated in a foreign currency are translated into US dollars at period-end exchange rates. Other balances are recorded at rates in effect on the dates of the transaction. Exchange gains and losses arising on translation are reflected in net income for the period.

DISCONTINUED OPERATIONS

The Company was engaged in the business of providing call center services until the third quarter of fiscal 1999, at which time it discontinued those operations. In addition, the Company's wholly-owned subsidiary Westcoast Wireless Cable Ltd., a Canadian limited company, was engaged in the home satellite business until the fourth quarter of fiscal 1998 at which time it discontinued its operations following a decision by the Canadian Federal Court of Appeal in November, 1997 prohibiting the sale of US based satellite and programming services in Canada.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS133, "Accounting for derivative instruments and hedging activities". SFAS 133 was initially to be effective for financial statements for fiscal years beginning after June 15, 1999. On May 19, 1999, FASB voted to delay the effective date of SFAS 133 by one year. The consequences of that vote are not yet known.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    EXHIBITS.

The following documents are filed as exhibits to this Quarterly Report:


EXHIBIT
NUMBER     DOCUMENT
-------    --------
4.1        1999 Directors and Officers Stock Option Plan(1)
10.1       Secured Promissory Note, dated November, 1998, from the Company to
           Rolling Oaks Enterprises, LLC.(2)
10.2       Security Agreement, dated November 30, 1998, from the Company to
           Rolling Oaks Enterprises, LLC.(2)
10.3       Streaming Media Services Agreement, dated April 19, 1999, between the
           Company and RealNetworks, Inc.(3)(2)
10.4       Letter agreement for consulting services from RealNetworks, Inc. to the
           Company, dated and accepted on April 20, 1999.(3)(4)
10.5       Letter from RealNetworks, Inc. to the Company, dated and accepted on
           June 4, 1999, amending the April 20, 1999 letter agreement.(3)(4)
27         Financial Data Schedule.(4)


------------------------------------------
(1) Incorporated by reference to the Company's Form S-8 Registration Statement filed with the SEC via Edgar on March 24, 1999.

(2) Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended April 30, 1999 filed with the SEC via Edgar on June 14, 1999.

(3) Subject to a request for confidential treatment filed with the SEC contemporaneously with the Company's Form 10-QSB for the period ended April 30, 1999.

(4) Filed with this Form 10-QSB/A for the period ended April 30, 1999.

b.    REPORTS ON FORM 8-K.

      None during the reporting period.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 29, 1999         /s/ L. James Porter
                            -------------------------------------------------
                             L. James Porter
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer,
                             and authorized signatory for the registrant)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:


EXHIBIT
NUMBER     DOCUMENT
-------    --------
4.1        1999 Directors and Officers Stock Option Plan(1)
10.1       Secured Promissory Note, dated November, 1998, from the Company to
           Rolling Oaks Enterprises, LLC.(2)
10.2       Security Agreement, dated November 30, 1998, from the Company to
           Rolling Oaks Enterprises, LLC.(2)
10.3       Streaming Media Services Agreement, dated April 19, 1999, between the
           Company and RealNetworks, Inc.(3)(2)
10.4       Letter agreement for consulting services from RealNetworks, Inc. to the
           Company, dated and accepted on April 20, 1999.(3)(4)
10.5       Letter from RealNetworks, Inc. to the Company, dated and accepted on
           June 4, 1999, amending the April 20, 1999 letter agreement.(3)(4)
27         Financial Data Schedule.(4)


------------------------------------------
(1) Incorporated by reference to the Company's Form S-8 Registration Statement filed with the SEC via Edgar on March 24, 1999.

(2) Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended April 30, 1999 filed with the SEC via Edgar on June 14, 1999.

(3) Subject to a request for confidential treatment filed with the SEC contemporaneously with the Company's Form 10-QSB for the period ended April 30, 1999.

(4) Filed with this Form 10-QSB/A for the period ended April 30, 1999.