Form 10QSB/A
period 1998-10-31
GLOBAL MEDIA CORP
filed 1999-10-29
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                               AMENDMENT NO. 1 TO

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to___________________

                         Commission File Number: 0-23491

                               GLOBAL MEDIA CORP.
             (Exact name of registrant as specified in its charter)

                   NEVADA                                    91-1842480
(State or other jurisdiction of incorporation           (I.R.S. Employer
              or organization)                          Identification No.)

                400 ROBSON STREET, VANCOUVER, BC, CANADA V6B 2B4
               (Address of Principal Executive Offices; Zip Code)

       Registrant's telephone number, including area code: (604) 688-9994

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---    ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF OCTOBER 25, 1999, THERE WERE 20,710,456 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK.

This report on Form 10-QSB/A constitutes Amendment No. 1 to the Registrant's Form 10-QSB for the quarter ended October 31, 1998. This report is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Item
2. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the basis for such amendments.

ITEM 1. FINANCIAL STATEMENTS
GLOBAL MEDIA CORP.


                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                           (As restated - SEE Note 12)

(in US dollars)

                                                  October 31             July 31
                                                      1998                 1998
                                                        $                    $
------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                  66,669               14,996
Accounts receivable                                      526                  206
Inventory                                                793                1,992
Prepaid expenses                                         588                8,229
Due from affiliated companies [NOTE 4]                    --               71,065
Income taxes recoverable                               2,439                2,439
------------------------------------------------------------------------------------
                                                      71,015               98,927
Capital assets [NOTE 6]                              185,526              172,635
------------------------------------------------------------------------------------
                                                     256,541              271,562
====================================================================================

LIABILITIES
CURRENT
Accounts payable and accrued liabilities             315,370              201,234
Taxes payable                                         54,722               51,354
Due to affiliated company [NOTE 4]                   126,650               46,284
Due to shareholders [NOTE 4]                          11,142               79,269
------------------------------------------------------------------------------------
                                                     507,884              378,141

SHAREHOLDERS' DEFICIENCY
Share capital [NOTE 7]                                11,892               11,892
Additional paid in capital [NOTE 7]                1,104,925              543,525
Deficit                                           (1,393,968)            (681,819)
Cumulative translation adjustment                     25,808               19,823
------------------------------------------------------------------------------------
                                                    (251,343)            (106,579)
------------------------------------------------------------------------------------
                                                     256,541              271,562
====================================================================================

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                    Unaudited
                           (As restated - SEE Note 12)


(in US dollars)

                                                                   For the 3 Months Ending
                                                               --------------------------------
                                                               October 31            October 31
                                                                   1998                  1997
                                                                    $                     $
---------------------------------------------------------------------------------------------------
REVENUE                                                              --                    --
GENERAL AND ADMINISTRATIVE EXPENSES [NOTE 4]
Advertising and marketing                                        40,969                    --
Amortization                                                     13,047                 8,834
Bad debts                                                            --                    --
Bank charges, interest and financing fees                           968                    45
Foreign exchange                                                  3,213                 4,731
Professional fees                                                37,106                12,558
Office and miscellaneous                                         39,694                24,343
Travel                                                            8,702                 6,182
Wages and benefits                                               12,601                    --
Share options compensation expense                              548,800                    --
---------------------------------------------------------------------------------------------------
                                                                705,100                56,693
---------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                (705,100)              (56,693)
---------------------------------------------------------------------------------------------------
Income (loss) from operations of discontinued
    call center and satellite businesses [NOTE 3]
         Call center                                                 --                45,047
         Satellite                                               (7,049)              (65,258)
---------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                (7,049)              (20,211)
---------------------------------------------------------------------------------------------------
NET AND COMPREHENSIVE LOSS FOR PERIOD                          (712,149)              (76,904)
===================================================================================================
Loss per common share from continuing operations                  (0.04)                (0.00)
Loss per common share from discontinued operations                (0.00)                (0.00)
---------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                             (0.04)                (0.00)
===================================================================================================
Shares used in the computation of loss per share             19,890,831            19,059,400

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                                            CONSOLIDATED STATEMENTS OF
                                         SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                     Unaudited
                                            (As restated - SEE Note 12)

(in US dollars)



                                                      COMMON STOCK        ADDITIONAL    UNISSUED      RETAINED        CUMULATIVE
                                                      ------------        PAID-IN       SHARE         EARNINGS        TRANSLATION
                                                   SHARES      AMOUNT     CAPITAL       CAPITAL       (DEFICIT)       ADJUSTMENT
                                                     #           $           $           $          $           $
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996 [NOTE 7]                   --             --            --                       14,486           (408)
Common shares issued for cash             11,059,400         11,059       128,641            --             --             --
Unissued common shares [NOTE 7]                   --             --            --       144,000             --             --
Movement on cumulative translation                --             --            --            --             --            385
Loss for the year                                 --             --            --            --       (108,999)            --
Dividends declared and paid                       --             --            --            --       (114,632)            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1997                    11,059,400         11,059       128,641       144,001       (209,145)           (23)
Common shares issued for cash [NOTE 7]       730,533            731       364,536      (144,000)            --             --
Common shares issued for other than
  cash consideration:
  Consideration for shares in
    Westcoast Wireless [NOTES 1 AND 7]     8,000,000                           --            (1)            --             --
In kind services                             100,898            101        50,348            --             --             --
Movement on cumulative translation                --             --            --            --             --         19,846
Loss for the year                                 --             --            --            --       (472,674)            --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                    19,890,831         11,892       543,525            --       (681,819)        19,823
Stock options charges                                                     561,400
Movement on cumulative translation                                                                                      5,985
Loss for the Period                                                                                   (712,149)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1998                 19,890,831         11,892     1,104,925            --     (1,393,968)        25,808
==================================================================================================================================

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                           (As restated - SEE Note 12)


(in US dollars)

                                                           For the 3 Months Ending
                                                           -----------------------
                                                         October 31         October 31
                                                            1998               1997
                                                             $                  $
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                      (712,149)           (76,904)
Items not requiring an outlay of funds
   Share option compensation expense                      548,800                 --
   Share option professional fees expense                  12,600                 --
   Amortization                                            13,633             10,137
   Services settled through share issuance                     --             50,449
-----------------------------------------------------------------------------------------
                                                         (137,116)           (16,318)
Changes in non-cash operating working capital
   Accounts receivable                                       (320)           (35,536)
   Inventory                                                1,199             (8,333)
   Prepaid expenses                                         7,641            (17,597)
   Accounts payable and accrued liabilities               114,136             47,457
   Taxes payable                                            3,368                413
   Advances from (to) shareholder                         (68,127)            (6,881)
   Advances from (to) affiliated companies                151,431              1,264
-----------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            72,212            (35,531)
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                (26,524)          (114,452)
-----------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                         (26,524)          (114,452)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Share subscriptions                                            --            120,757
-----------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                          --            120,757
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                     5,985              3,146

INCREASE (DECREASE) IN CASH DURING THE PERIOD              51,673            (26,080)
Cash, beginning of period                                  14,996            121,890
-----------------------------------------------------------------------------------------
CASH, END OF PERIOD                                        66,669             95,810
=========================================================================================

Interest - paid                                             1,765                884
=========================================================================================

SEE ACCOMPANYING NOTES

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, B.C., Canada. The Company (through its now-subsidiary Westcoast Wireless Cable Ltd. ("Westcoast Wireless") was originally engaged in the business of providing call center services, both of which lines of business are now discontinued (SEE note 3).

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All significant intercompany amounts have been eliminated in the consolidation process. The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from these estimates. In the opinion of management, all adjustments necessary to fairly state the results for the quarter ended October 31, 1998 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited interim consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.


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

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

LOSS PER SHARE

The Company has adopted SFAS128, "Earnings per share" in the current year on a retroactive basis. In accordance with Statement 128, basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares per dilutive common share equivalents outstanding during the period using the treasury stock method. Due to the net loss during the quarter ended October 31, 1998, the same number of shares were used to compute both basic and fully diluted earnings per share.


3. DISCONTINUED OPERATION

The Company was engaged in providing call center services until the third quarter of fiscal 1999, and Westcoast Wireless was engaged in the marketing of direct-to-home satellite hardware and programming services until the fourth quarter of 1998.


4. RELATED PARTY TRANSACTIONS

The affiliated companies are related to the Company by virtue of control by an officer of the Company. No related party transactions occurred during the three months ending October 31, 1999 with the exception of:

     (i) A partial repayment ($71,065) of a shareholder loan, which was used to repay a receivable, owed to the Company by an affiliate owned by the same shareholder; and,
     (ii) Advances from an affiliated company in the amount of $80,366.

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

6. CAPITAL ASSETS
                                                                                     ACCUMULATED      NET BOOK
                                                                        COST        AMORTIZATION        VALUE
                                                                          $               $               $
------------------------------------------------------------------------------------------------------------------
OCTOBER 31, 1998
Office furniture and equipment                                          23,718            5,556         18,162
Computer equipment                                                      70,825           18,301         52,524
Leasehold improvements                                                   8,504            4,987          3,517
Communications infrastructure                                           91,575           19,483         72,092
Software                                                                48,246            9,015         39,231
------------------------------------------------------------------------------------------------------------------
                                                                       242,868           57,342        185,526
==================================================================================================================
JULY 31, 1998
Office furniture and equipment                                          18,859            4,842         14,018
Computer equipment                                                      70,107           13,117         56,990
Leasehold improvements                                                   8,594            4,905          3,689
Communications infrastructure                                           91,575           17,325         74,250
Software                                                                27,209            3,520         23,689
------------------------------------------------------------------------------------------------------------------
                                                                       216,344           43,709        172,635
==================================================================================================================
7. SHARE CAPITAL
                                                        QUARTER ENDED OCTOBER 31          YEAR ENDED JULY 31
                                                        ------------------------          ------------------
                                                                 1998                            1998
                                                                  #                                #
------------------------------------------------------------------------------------------------------------------
AUTHORIZED
Common shares, par value $0.001 each                           200,000,000                     200,000,000

ISSUED
Common shares                                                   19,890,831                      19,890,831
==================================================================================================================

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

7. SHARE CAPITAL (CONT'D.)

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

9. NOTE PAYABLE AND DUE TO SHAREHOLDERS

The shareholder loans as of October 31, 1998 had no fixed terms of repayment and therefore are classified as current liabilities on the balance sheet. Subsequent to quarter-end, the Company and the shareholders agreed to settle the loans by way of the issuance of shares, partial repayment and partial conversion to new promissory notes.


10. SUBSEQUENT EVENTS

On November 5, 1998, the Company entered into a bridge loan agreement with Rolling Oaks Enterprises, LLC allowing the Company to draw on a line of credit of up to $500,000, repayable within one year. The interest rate on the credit facility is 24% per annum, with an origination fee of 1% payable on the receipt of funds.

Effective May 6, 1999 the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which the Company issued, for cash, a convertible debenture to RGC in the aggregate principal amount of $8,500,000 and warrants to purchase 680,000 shares of the Company's common stock at an exercise price of $8.4375 per share. The convertible debenture is convertible from time to time at RGC's option into shares of Common Stock of the Company at the lesser of a fixed conversion price or a variable conversion price based on the market price of the Common Stock at the time of conversion. The debenture includes an investment option, exercisable by RGC at the time of conversion, to acquire a number of additional shares of Common Stock equal to the number of shares with respect to which RGC is converting the debenture, at an exercise price equal to the conversion price then in effect. The debenture has a three year term, after which any previously unconverted portion is converted automatically into Common Stock. The debenture may be converted at the option of the Company into convertible preferred shares of the Company (having the same basic terms as the convertible debenture) once the Company's articles of incorporation have been amended to allow for the issuance of preferred shares. On or about June 9, 1999 the Company mailed to its shareholders an Information Statement concerning this matter, and as majority shareholder approval has already been obtained for the amendment of the Company's articles of incorporation to allow for the issuance of the preferred shares, the Company expects that the convertible debentures will have been converted into convertible preferred shares of the Company by July 31, 1999, the Company's fiscal year-end. Further details on this matter are also available by referring to the Company's Form 8-K filing made May 20, 1999.

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

12.  RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended April 30, 1999, the Company identified accounting issues with regard to its treatment of stock options granted during the first and third quarters of fiscal 1999. SEE Note 7. As a result, the Company has restated its financial statements for the three months ended October 31, 1998. The effects of such restatement, and of the Company's discontinuance of its call center operation (SEE Note 3) are summarized as follows:

                                                          Three months ended    Three months ended
                                                            October 31, 1998     October 31, 1997
                                                          -----------------------------------------
Net sales before restatement                                      20,130             90,000
Net sales after restatement                                           --                 --

General and administrative expenses before restatement           163,830            101,646
General and administrative expenses after restatement            705,100             56,693

Net loss before restatement                                     (150,749)           (76,904)
Net loss after restatement                                      (712,149)           (76,904)

Net loss per common share before restatement                       (0.01)             (0.00)
Net loss per common share after restatement                        (0.04)             (0.00)

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

During the three months ended October 31, 1997, the Company operated a call center and a satellite marketing business. The Company had discontinued both of those businesses by the end of the third quarter of fiscal 1999. The financial results from those previous periods contained in the following discussion therefore include only revenues and expenses related to the Company's corporate activities and exclude any revenues or expenses from those discontinued lines of business. SEE " -- Discontinued Operations."

The results of operations for the three months ended October 31, 1998 and 1997 are not necessarily indicative of the results to be expected or anticipated for any future comparable period or full fiscal year.

Subsequent to the issuance of the Company's financial statements for the quarter ended April 30, 1999, the Company identified accounting issues with regard to its treatment of stock options granted during the first and third quarters of fiscal 1999. SEE Note 7. As a result, the Company has restated its financial statements for the three months ended October 31, 1998 in the form included with this Amendment No. 1 to Quarterly Report on Form 10-QSB/A. The following discussion reflects, where appropriate, changes as a result effects of such restatement. SEE "Note 7" and "Note 12" to the Company's attached financial statements.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS DATA

Revenue as restated decreased to $nil during the first quarter ending October 31, 1998. This was due to fundamental changes in the company's business discussed above and the restatement of call center revenues included in discontinued operations. The Company has moved into a development cycle and does not expect further revenues pending the launch of its web site. Global Media is in the process of developing a web site and associated licensing program to sell music CDs, video cassettes, DVDs, books, magazine subscriptions and other entertainment products via a series of Internet web sites. The Company also plans to be a major participant in the newest method of music and video distribution via direct Internet download.

General and Administrative expenses of $705,100 (1997 $56,693) increased mainly as a result of advertising (news releases, Internet and other promotional material) associated with informing the investment community of the listing of the Company's securities, office expenses relating increase operations, and the inclusion of share options compensation expense. Share options compensation expense of $548,800 consists of the imputed benefit calculated pursuant to APB 25 of stock options granted immediately prior to August 24, 1998, the date the Company's shares commenced trading on the NASD OTC Bulletin Board. SEE "Note 7" and "Note 12" to the Company's Financial Statements.

Advertising expense was $40,969 (1997 - $NIL) due to the news releases, Internet and other promotions used to inform the investment community of the listing of the Company's securities and its busines plan. Professional fees increased to $37,106 (1997 - $12,558) mainly relating to corporate web site development, generation of investor leads and listing in Standard and Poor's Corporation Records. Professional fees also include $12,600 in imputed benefit related to stock options mentioned above.

Office expense of $39,694 (1997 - $24,343) increased primarily due to rent expense at the larger Nanaimo offices and other expenses associated with promotion. Office expense consisted mainly of accounting and legal fees $7,907 (1997 - $16,720); rent $15,825 (1997 - $5,930); telephone $6,868 (1997 $324);
general office expense $5,205 (1997 - $1,305) and Internet charges of $2,382 (1997 $288). Travel expense of $8,702 (1997 - $6,182) consisted primarily of travel relating to development of strategic alliances, evaluation of web site designers and attending industry related conferences. Wages of $12,601 (1997 - $nil) consisted primarily of administration staff; answering investor, shareholder and other investment community member inquiries; initiating our licensing and affiliate programs and corporate web site development.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $51,673 (1997 decrease of $26,080) primarily resulting from advances from affiliated companies in the amount of $151,431. This increase in cash was offset by cash used in operations to repay shareholder loans of $68,127 (1997 - $6,881) and purchase of capital assets of $26,524 (1997 - $114,452)

Operating activities produced a loss of $705,100 (1997 $76,904) offset by amortization of $13,633 (1997 - $10,137).

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

The increase in cash was offset by a small increase in accounts receivable due to employee advances (1997 decrease in receivable of $35,536 from tightening up on receivable policy); and a re-payment of a shareholder loan of $68,127 which was re-advanced to the Company to pay off a receivable owed by an affiliate owned by the same shareholder (1997 payment of $6,881).

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

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a. EXHIBIT.

The following document is filed as an exhibit to this Quarterly Report:

EXHIBIT
NUMBER       DOCUMENT
------       --------
27           Financial Data Schedule. (1)
------------------------------------------

(1) Filed with this Form 10-QSB/A for the period ended October 31, 1998.

b. REPORTS ON FORM 8-K.

         None during the reporting period.

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDIA CORPORATION

By /s/ L. James Porter
   --------------------
   L. James Porter
   Chief Financial Officer