Form 10QSB/A
period 1999-01-31
GLOBAL MEDIA CORP
filed 1999-10-29
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                               AMENDMENT NO. 1 TO

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
             For the transition period from ____________ to _____________

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

This report on Form 10-QSB/A constitutes Amendment No. 1 to the Registrant's Form 10-QSB for the quarter ended January 31, 1999. This report is intended to amend certain information contained in Part I, Items 1 and 2, and Part II,
Item 2. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the basis for such amendments.

ITEM 1. FINANCIAL STATEMENTS
GLOBAL MEDIA CORP.

                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                           (As restated - SEE Note 12)

(in US dollars)


                                                          January 31     July 31
                                                             1999         1998
                                                               $            $
-------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                        610,376       14,996
Accounts receivable                                             206          206
Inventory                                                        --        1,992
Prepaid expenses                                              3,761        8,229
Due from affiliated companies [NOTE 4]                           --       71,065
Income taxes recoverable [NOTE 5]                             2,441        2,439
------------------------------------------------------------------------------------
                                                            616,784       98,927
Capital assets [NOTE 6]                                     269,143      172,635
------------------------------------------------------------------------------------
                                                            885,927      271,562
------------------------------------------------------------------------------------

LIABILITIES
CURRENT
Accounts payable and accrued liabilities                    135,728      201,234
Taxes payable                                                41,973       51,354
Due to affiliated company [NOTE 4]                          129,323       46,284
Note payable  [NOTE 9]                                      500,000           --
Due to shareholders [NOTE 4]                                229,400       79,269
-------------------------------------------------------------------------------------
                                                          1,036,424      378,141
-------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY
Share capital [NOTE 7]                                       12,546       11,892
Additional paid in capital [NOTE 7]                       1,431,071      543,525
Deficit                                                  (1,613,730)    (681,819)
Cumulative translation adjustment                            19,616       19,823
------------------------------------------------------------------------------------
                                                           (150,497)    (106,579)
------------------------------------------------------------------------------------
                                                            885,927      271,562
====================================================================================


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                    Unaudited
                           (As restated - SEE Note 12)


(in US dollars)


                                                                 For the 3 Months Ending       For the 6 Months Ending
                                                                 January 31    January 31     January 31     January 31
                                                                    1999          1998           1999           1998
-----------------------------------------------------------------------------------------------------------------------
REVENUE                                                                 --            --             --             --

GENERAL AND ADMINISTRATIVE EXPENSES [NOTE 4]
Advertising and marketing                                           52,317         2,755         93,286          2,755
Amortization                                                        22,230            --         35,277          8,448
Bank charges, interest and financing fees                            9,905            92         10,873            137
Foreign exchange                                                     1,161         6,478          4,374         11,595
Professional fees                                                   38,149         6,495         75,255         19,053
Office and miscellaneous                                            45,227        43,136         84,921         67,479
Travel                                                              25,265         2,753         33,967          8,935
Wages and benefits                                                  30,492            --         43,093             --
Share options compensation expense                                      --            --        548,800             --
-----------------------------------------------------------------------------------------------------------------------
                                                                   224,746        61,709        929,846        118,402
-----------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                   (224,746)      (61,709)      (929,846)      (118,402)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations of discontinued call center
   and satellite businesses [NOTE 3]
     Call center                                                        --        13,872             --         58,919
     Satellite                                                       4,984      (114,384)        (2,065)      (179,642)
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                           4,984      (100,512)        (2,065)      (120,723)
-----------------------------------------------------------------------------------------------------------------------
NET AND COMPREHENSIVE LOSS FOR PERIOD                             (219,762)     (162,221)      (931,911)      (239,125)
=======================================================================================================================

Loss per common share from continuing operations                     (0.01)        (0.00)         (0.05)         (0.00)
Loss per common share from discontinued operations                   (0.00)        (0.01)         (0.00)         (0.01)
-----------------------------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                                (0.01)        (0.01)         (0.05)         (0.01)
=======================================================================================================================
Shares used in the computation of loss per share                20,108,698    19,475,116     19,999,764     19,267,258


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                           CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)

(in US dollars)


                                                     COMMON STOCK      ADDITIONAL   UNISSUED    RETAINED    CUMULATIVE
                                               -----------------------  PAID-IN      SHARE      EARNINGS    TRANSLATION
                                                SHARES      AMOUNT      CAPITAL      CAPITAL    (DEFICIT)   ADJUSTMENT
                                                       #           $            $           $           $           $
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996 [NOTE 7]                        --          --           --           1      14,486        (408)
Common shares issued for cash                  11,059,400      11,059      128,641          --          --          --
Unissued common shares [NOTE 7]                        --          --           --     144,000          --          --
Movement on cumulative translation                     --          --           --          --          --         385
Loss for the year                                      --          --           --          --    (108,999)         --
Dividends declared and paid                            --          --           --          --    (114,632)         --
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1997                         11,059,400      11,059      128,641     144,001    (209,145)        (23)
Common shares issued for cash [NOTE 7]            730,533         731      364,536    (144,000)         --          --
Common shares issued for other than
cash consideration:
Consideration for shares in
Westcoast Wireless [NOTES 1 AND 7]              8,000,000           1           --          (1)         --          --
In kind services                                  100,898         101       50,348          --          --          --
Movement on cumulative translation                     --          --           --          --          --      19,846
Loss for the year                                      --          --           --          --    (472,674)         --
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                         19,890,831      11,892      543,525          --    (681,819)     19,823
Stock options exercised                           653,600         654      326,146
Stock options charges                                                      561,400
Movement on cumulative translation                                                                                (207)
Loss for the Period                                                                               (931,911)
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1999                      20,544,431      12,546    1,431,071          --  (1,613,730)     19,616
=======================================================================================================================


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                           (As restated - SEE Note 12)


(in US dollars)


                                                        For the 6 Months Ending
                                                       ---------------------------
                                                        January 31   January 31
                                                           1999         1998
                                                             $            $
----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                      (931,911)    (239,125)
Items not requiring an outlay of funds
   Share option compensation expense                      548,800           --
   Share option professional fees expense                  12,600           --
   Amortization                                            50,508       11,563
   Services settled through share issuance                     --       50,449
   Deferred revenue                                            --      (12,062)
---------------------------------------------------------------------------------
                                                         (320,003)    (189,175)
Changes in non-cash operating working capital
   Accounts receivable                                         --      (11,002)
   Inventory                                                1,992        1,525
   Prepaid expenses                                         4,466      (16,713)
   Accounts payable and accrued liabilities               (65,506)      62,575
   Taxes payable                                           (9,381)      (2,067)
   Advances from (to) shareholder                         150,131      (31,629)
   Advances from (to) affiliated companies                154,104        3,645
---------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                         (84,197)    (182,841)
---------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                               (147,016)    (144,195)
---------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                        (147,016)    (144,195)
---------------------------------------------------------------------------------

FINANCING ACTIVITIES
Note payable                                              500,000           --
Share subscriptions                                       326,800      221,267
---------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                     826,800      221,267
---------------------------------------------------------------------------------
Effect of exchange rate changes on cash                      (207)       8,886

INCREASE (DECREASE) IN CASH DURING THE PERIOD             595,380      (96,883)
Cash, beginning of period                                  14,996      121,890
---------------------------------------------------------------------------------
CASH, END OF PERIOD                                       610,376       25,007
=================================================================================
Interest - paid                                            11,610       11,675
=================================================================================


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

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). All significant intercompany amounts have been eliminated in the consolidation process. The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results may differ from these estimates. In the opinion of management, all adjustments necessary to fairly state the results for the quarters ended January 31, 1999 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited interim consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998.


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


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's wholly owned Canadian subsidiaries Westcoast Wireless and Global Media Entertainment Corp. are translated into US dollars at the period-end exchange rate. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

Monetary assets and liabilities of the Company denominated in a foreign currency are translated into US dollars at period end exchange rates. Other balances are recorded at rates in effect on the dates of the transaction. Exchange gains and losses arising on translation are reflected in net income for the period.

LOSS PER SHARE

The Company has adopted SFAS128, "Earnings per share" in the current year on a retroactive basis. In accordance with Statement 128, basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares per dilutive common share equivalents outstanding during the period using the treasury stock method. Due to the net loss during the quarter and six months ended January 31, 1999, the same number of shares were used to compute both basic and fully diluted earnings per share.


3. DISCONTINUED OPERATION

The Company was engaged in providing call center services until the third quarter of fiscal 1999, and Westcoast Wireless was engaged in the marketing of direct-to-home satellite hardware and programming services until the fourth quarter of 1998.


4. RELATED PARTY TRANSACTIONS

The affiliated companies are related to the Company by virtue of control by an officer of the Company. No related party transactions occurred during the six months ending January 31, 1999 with the exception of:

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


6. CAPITAL ASSETS


                                               ACCUMULATED   NET BOOK
                                     COST     AMORTIZATION     VALUE
                                       $            $            $
-------------------------------------------------------------------------
JANUARY 31, 1999
Office furniture and equipment      24,303       12,207       12,096
Computer equipment                  81,580       27,418       54,162
Leasehold improvements               8,412        5,082        3,330
Communications infrastructure       92,312       27,525       64,787
Software                           156,753       21,985      134,768
-------------------------------------------------------------------------
                                   363,360       94,217      269,143
=========================================================================
JULY 31, 1998
Office furniture and equipment      18,859        4,842       14,018
Computer equipment                  70,107       13,117       56,990
Leasehold improvements               8,594        4,905        3,689
Communications infrastructure       91,575       17,325       74,250
Software                            27,209        3,520       23,689
-------------------------------------------------------------------------
                                   216,344       43,709      172,635
=========================================================================


7. SHARE CAPITAL


                                            QUARTER ENDED JANUARY 31       YEAR ENDED JULY 31
                                                      1999                        1998
                                                        #                           #
-----------------------------------------------------------------------------------------------
AUTHORIZED
Common shares, par value $0.001 each               200,000,000                 200,000,000

ISSUED
Common shares                                       20,544,431                  19,890,831
===============================================================================================


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

7. SHARE CAPITAL (CONT'D.)

Effective August 21, 1998 the Company adopted the 1998 Directors and Officers Stock Option Plan (the "1998 Plan"). The 1998 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 1998 Plan. The 1998 Plan provides for issuance of a total of 1,000,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. 1,000,000 options at an exercise price of $0.50 per share have been granted under this plan. No grants occurred in the quarter ended April 30, 1999. Of these options, 980,000 were granted to directors, officers, employees and inside consultants, and the $548,800 imputed value thereof as calculated pursuant to APB 25 has been charged to compensation expense. The remaining 20,000 were granted to an outside consultant and the $12,600 imputed value thereof as calculated pursuant to FAS 123 has been charged to professional fees expense. SEE Note 12.

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


8. COMMITMENTS AND CONTINGENCIES

The Company entered into a commercial lease for office space effective
October 1, 1997, and will pay a total of $52,939 per year until July 31, 2002.

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

9. NOTE PAYABLE AND DUE TO SHAREHOLDERS

The shareholder loans as of January 31, 1999 had no fixed terms of repayment and therefore are classified as current liabilities on the balance sheet. Subsequent to quarter-end, the Company and the shareholders agreed to settle the loans by way of the issuance of shares, partial repayment and partial conversion to new promissory notes.

On November 5, 1998, the Company entered into a bridge loan agreement with Rolling Oaks Enterprises, LLC allowing the Company to draw on a line of credit of up to $500,000, repayable within one year. The interest rate on the credit facility is 24% per annum, with an origination fee of 1% payable on the receipt of funds.


10. SUBSEQUENT EVENTS

Effective May 6, 1999 the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which the Company issued, for cash, a convertible debenture to RGC in the aggregate principal amount of $8,500,000 and warrants to purchase 680,000 shares of the Company's common stock at an exercise price of $8.4375 per share. The convertible debenture is convertible from time to time at RGC's option into shares of Common Stock of the Company at the lesser of a fixed conversion price or a variable conversion price based on the market price of the Common Stock at the time of conversion. The debenture includes an investment option, exercisable by RGC at the time of conversion, to acquire a number of additional shares of Common Stock equal to the number of shares with respect to which RGC is converting the debenture, at an exercise price equal to the conversion price then in effect. The debenture may be converted at the option of the Company into convertible preferred shares of the Company (having the same basic terms as the convertible debenture) once the Company's articles of incorporation have been amended to allow for the issuance of the preferred shares. On or about June 9, 1999 the Company mailed to its shareholders an Information Statement concerning this matter, and as majority shareholder approval has already been obtained for the shares, the Company expects that the convertible debentures will have been converted into convertible preferred shares of the Company by July 31, 1999, the Company's fiscal year-end. Further details on this matter are also available by referring to the Company's Form 8-K filing made May 20, 1999.

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

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. The Company is in the process of inquiring as to the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issued on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, historically most of the purchases from the Company will be made with credit cards and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers. One further, and more extreme, case may be the failure of the communication mode (telephone, cable or satellite), over the internet, which could significantly impact the Company's ability to generate sales.

12. RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended April 30, 1999, the Company identified accounting issues with regard to its treatment of stock options granted during the first and third quarters of fiscal 1999. SEE Note 7. As a result, the Company has restated its financial statements for the three months ended January 31, 1999. The effects of such restatement, and of the Company's discontinuance of its call center operation (SEE Note 3) are summarized as follows:



                                                                Three months ended     Six months ended
                                                                 January 31, 1999      January 31, 1999
                                                                -------------------   -----------------
Net sales before restatement                                                1,141              21,271
Net sales after restatement                                                    --                  --

General and administrative expenses before restatement                    225,887             389,717
General and administrative expenses after restatement                     224,746             929,846

Net loss before restatement                                              (219,762)           (370,511)
Net loss after restatement                                               (219,762)           (931,911)

Net loss per common share before restatement                                (0.01)              (0.01)
Net loss per common share after restatement                                 (0.01)              (0.05)


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

Subsequent to the issuance of the Company's financial statements for the quarter ended April 30, 1999, the Company identified accounting issues with regard to its treatment of stock options granted during the first and third quarters of fiscal 1999. SEE Note 7. As a result, the Company has restated its financial statements for the second quarter and six months ended January 31, 1999 in the form included with this Amendment No. 1 to Quarterly Report on Form 10-QSB/A. The following discussion reflects, where appropriate, changes as a result effects of such restatement. SEE "Note 7" and "Note 12" to the Company's attached financial statements.


RESULTS OF OPERATIONS

Operating losses of $929,846 (1998 - $118,402), were incurred during the first six months of the year. This was a result of fundamental changes in the company's business and corresponding decreasing revenues. The Company, Global Media Corp. is in the process of developing web sites and associated licensing programs to sell music CDs, video cassettes, DVDs, books, magazine subscriptions and other entertainment products via a series of Internet web sites. The Company also plans to be a major participant in the newest method of music and video distribution via direct Internet download and is developing a web site to showcase this technology and allow independent artists to feature their work on the site.

As the Company has moved into a development cycle, it does not expect further revenues pending the launch of its web sites. Consequently, revenues decreased to $nil during the first half of the year, ending January 31, 1999.

General and Administrative expenses for the first six month period ending January 31, 1999 were $929,846 (1998 - $118,402). The increase in expenses reflects ongoing development of the company's web sites and the inclusion of share options compensation expense. Share options compensation expense of $548,800 consists of the imputed benefit calculated pursuant to APB 25 of stock options granted immediately prior to August 24, 1998, the date the Company's shares commenced trading on the NASD OTC Bulletin Board. SEE "Note 7" and "Note 12" to the Company's Financial Statements. More advertising for the preparation of the launch of the sites; greater amortization due to more capital assets; more professional fees in developing corporate licensing and other legal agreements; more office expenses; increased corporate travel; and hiring additional staff all lead to an increase in expenses.

Advertising expenses increased to $93,286 (1998 - $2,755) due to the news releases, Internet and other promotions used to inform the shareholders and general public, and expenses related to promotion of the web site licensing programs. Amortization increased to $35,277 (1998 - $8,448), due to the increase in capital assets over the last year. Bank charges and interest increased to $10,873 (1998 - $137) due to interest payment on the bridge financing. Professional fees increased to $75,255 (1998 - $19,053) mainly relating to corporate web site development agreements, generation of investor leads and costs associated with listing in Standard and Poor's Corporation Records. Professional fees also include $12,600 in imputed benefit related to stock options mentioned above.

Office expense of $84,921 (1998 - $67,479) increased primarily due to rent expense at the larger Nanaimo offices and other expenses associated with a growing company such as increased telephone and general office expenses. Office expense consisted mainly of accounting and legal fees $22,209 (1998 - $48,421); rent $32,351 (1998 - $18,343); telephone $2,067 (1998 - $4,180); and general office expense $10,176 (1998 - $2,497). Travel expense of $33,967 (1998 -
$8,935) consisted primarily of travel relating to development of strategic alliances, working with web site designers and developers and attending industry related conferences. Wages of $43,093 (1998 - $nil) increased due to hiring additional staff for our licensing and affiliate programs, our corporate web site development, and our e-commerce web site development.

General and administrative expenses increased in the second quarter to $225,887, (1998-$47,837). The prior period reflects the Company initiating and developing its call center whereas the most recent quarter reflects an increase in activity related to the ongoing development of the company's web sites. The following factors contributed to larger expenses in the current period. Greater emphasis on promotion of our company to attract quality licensee leads for the e-commerce site increased advertising to $ 52,317 (1998-$2,755). Depreciation of a larger capital base increased amortization costs to$22,230. Increased activity in developing corporate licensing and other legal agreements increased professional fees to $38,149 (1998-$6,495). Increases in corporate travel to industry related events and web developers increased the travel costs to $25,265 (1998-$2,753), while hiring additional staff increased wages to $30,492 (1998-$9,406).

LIQUIDITY AND CAPITAL RESOURCES

Since the year-end, the Company's cash position has improved considerably. Cash has increased by $595,380 (1998 - decrease of $96,883) primarily resulting from the Company obtaining a bridge loan of $500,000, (1998 - Nil) and stock options being exercised totaling $326,800, (1998 - $221,267 from the sale of common shares). This increase in cash was offset by cash used in operating activities of $84,197, (1998 - $182,841; and purchase of capital assets of $147,016 (1998 -
$144,195).

Net losses for the first six months were $931,911 (1998 - $239,125) offset by amortization of $50,508 (1998 - $11,563). These losses were the result of decreased revenues combined with increased general and administrative expenses as noted above.


CHANGES IN NON-CASH OPERATING CAPITAL

Over the last six months, cash used by operating activities decreased by $84,197 (1998 - $182,841). The Company had a net loss of $931,911 (1998 -$239,125)
offset by amortization of $50,508 (1998 - $11,563) leaving cash used by operations of $320,003 (1998 - $189,175). The loss from operations was offset by the following changes in non-cash working capital.

Increases in cash were caused by: the sale of inventory for $1,992 (1998
- $1,525); decrease in prepaid expenses of $4,466 (increase in 1998 - $16,713) due to use of presentation folders for mailing corporate information and expensing of prepaid rent; shareholder advances of $150,131 (repayment of shareholder loan 1998 - $31,629); and advances from affiliated companies totaling $154,104 (1998 - $3,645).

Decreases in cash were caused by a reduction of accounts payable of $65,506 (increase in 1998 - $62,575); and a reduction of taxes payable of $9,381 (1998 - $2,067).

INVESTING ACTIVITIES

There was a decrease in cash of $147,016 (1998 - $144,195) caused by fixed asset purchases of computer equipment and software to be used in the entertainment websites.

FINANCING ACTIVITIES

The increase in cash was mainly due to two financing activities. The Company secured bridge financing in the amount of $500,000 (1998 - $nil) together with the sale of shares through the exercise of stock options for $326,800 (1998 -$221,267 through the sale of common shares).

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

ITEM 3. - DEFAULT UPON SENIOR SECURITIES

         There are no defaults to report.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         None during the quarter.

ITEM 5. - OTHER INFORMATION

         None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      a. EXHIBIT.

The following document is filed as an exhibit to this Quarterly Report:


 EXHIBIT
 NUMBER         DOCUMENT
---------       --------
27              Financial Data Schedule. (1)

----------------------------
(1) Filed with this Form 10-QSB/A for the period ended January 31, 1999.

b.    REPORTS ON FORM 8-K.

         None during the reporting period.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDIA CORPORATION

/s/ L. James Porter

    L. James Porter
    Chief Financial Officer