Form 10KSB40
period 1999-07-31
GLOBAL MEDIA CORP
filed 1999-11-01
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE FISCAL YEAR ENDED JULY 31, 1999

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______ to ________

                         Commission file number 0-23491

                               GLOBAL MEDIA CORP.
                 (Name of Small Business Issuer in its Charter)

                     NEVADA                       91-1842480
            (State of Incorporation)         (IRS Employer ID No.)

      400 ROBSON ST., VANCOUVER, B.C., CANADA               V6B 2B4
      (Address of Principal Executive Offices)             (ZIP Code)

                                 (604) 688-9994
                 Issuer's Telephone Number, Including Area Code

       Securities registered under Section 12(b) of the Exchange Act: NONE

                 Title of Each Class          Name of Each Exchange
                                                On Which Registered
                ----------------------       -----------------------

         Securities registered under Section 12 (g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO/ /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State the issuer's revenues for its most recent fiscal year:  $7,091.

State the aggregate market value of the voting common equity held by non-affiliates based on the closing sales price for the issuer's common stock on the OTC Bulletin Board as of October 25, 1999: $29,845,990.

State the number of shares outstanding of the issuer's common stock, as of October 25, 1999:
20,710,456 SHARES OF COMMON STOCK, $.001 PAR VALUE.

Documents incorporated by reference: NONE, EXCEPT THE CERTAIN EXHIBITS REFERRED
                                 TO ON THE LIST OF EXHIBITS CONTAINED IN ITEM 13 OF THIS REPORT.

Transitional Small Business Disclosure Format (check one): YES / / NO/X/

                                TABLE OF CONTENTS

ITEM OF FORM 10-KSB                                                                              PAGE
-----------------------------------------------------------------------------------------------------

ITEM 1.       DESCRIPTION OF BUSINESS...............................................................1
ITEM 2.       DESCRIPTION OF PROPERTY..............................................................15
ITEM 3.       LEGAL PROCEEDINGS....................................................................15
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................15
ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS..............................................................................15
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..................................................16
ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................23
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..................................................47
ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT..................................................................47
ITEM 10       EXECUTIVE COMPENSATION...............................................................49
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...........................................................................51
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................52
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.....................................................54

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. Our forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The information set forth under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identify important additional factors that could materially adversely affect our actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

OVERVIEW

Global Media sells music CDs and cassettes, home videos and digital video discs (DVDs), books and other entertainment products through our own online store and through our Global Media Network program, a growing network of third-party private label storefronts. Under that program, we provide our "network associates" with an e-commerce solution that consists of a customizable, private label, entertainment merchandise store on the network associate's own Web site. This storefront is transparently integrated with our back-end transaction processing systems, contracted order fulfillment services and customer service support, which allows customers to place orders on the network associate's Web site that we process and fulfill.

In addition to our e-commerce solution, we have developed an internet broadcasting solution, the Global Media Broadcast Network, which includes a growing network of radio and television stations and internet sites. The centerpiece of the Global Media Broadcast Network solution is a streaming media player, the Global Media Player, that is being developed for us by Real Networks, Inc. The Global Media Player enables subscribers to stream live and simulated live audio, video and other multimedia content (such as radio feeds) from our 10 proprietary music stations and from the stations of each of our "broadcast associates". We launched our Broadcast Network program with the beta version of the Global Media Player in October 1999, and expect to incorporate the commercial version into our Broadcast Network in December 1999. When our Broadcast Network is integrated with our e-commerce solution, our network associates can offer their customers a tightly integrated entertainment and online shopping experience. For example, subscribing to our Broadcast Network will enable a network associate's customers to listen to live music programming through the Global Media Player and purchase CDs of the featured artists at the same time. Our Broadcast Network can also be subscribed to by others on a stand-alone basis.

We launched a beta version of our own e-commerce site in May 1999 to demonstrate our e-commerce solution, and commercially launched our own online store in September 1999, at "store.globalmedia.com." Our online store combines an extensive catalogue of music, books, videos and other entertainment products, with easy-to-use navigation and search capabilities and entertainment-focused content. Additionally, visitors can download the Global Media Player for free.

RISK FACTORS

We have a limited operating history and had minimal operating revenues from our internet business in fiscal 1999. We anticipate operating losses and negative operating cash flow for fiscal 2000, and anticipate achieving breakeven in fiscal 2001 and profitability during fiscal 2002. The success of our internet operations will depend on the growth and commercial acceptance of the Internet and e-commerce, the viability of our unproven business model, the implementation of our Network Associate and Broadcast Network programs, our relationships with strategic partners and key vendors, and the availability of additional capital. Our business is subject to intense competition, rapid technological change, government regulation and legal uncertainties associated with the Internet, e-commerce, systems interruptions and security risks. Each section of this "Description of Business", the "Management's

Discussion and Analysis of Financial Condition and Results of Operations", and the other sections of this Form 10-KSB, describe these and other risk factors in more detail.

INDUSTRY BACKGROUND

THE INTERNET

The impact of the Internet on, and its importance to, the global economy is increasing significantly. International Data Corporation estimates that the number of persons accessing the Web will reach 320 million by 2002 and total Internet commerce - the purchase of goods and services over the Internet by both businesses and consumers - will approach $250 billion by 2002. Advances in technology, such as streaming media technologies, and broadband access are making the Internet an increasingly important new medium for multimedia content delivery and distribution. We believe that the increase in usage of the Web for commerce and multimedia content delivery will be due to a number of factors, including the following:

   - a large and growing base of personal computers and other Web access devices in the home and workplace;

   - declines in the cost of personal computers and other Web access devices;

   -     declines in the cost of Internet access;

   -     increases in the performance of personal computers;

   -     broadband access and increases in Internet bandwidth;

   - advances in streaming media technologies that enable the continuous transmission and playback of multimedia content, such as audio and video, which will improve the type and quality of content available on the Web;

   -     the availability of a broader range of online products and services;
         and

   - growing awareness by businesses and consumers of the benefits of online shopping and the delivery or consumption of multimedia content.

The Internet is unique as a multipurpose medium for communicating, delivering and finding information and other content and purchasing products and services. The Internet offers powerful characteristics, such as instant access to a wide variety of content and commerce destinations, vast selection, interactivity and personalization, that differentiate it from traditional media and commerce distribution channels. We believe that, among other things, these characteristics will facilitate use of the Internet as a purchasing medium. International Data Corporation estimates that worldwide business-to-consumer sales over the Internet will increase from approximately $11 billion in 1998 to approximately $93 billion by 2002.

E-COMMERCE AND INTERNET BROADCASTING

The e-commerce and internet broadcasting industries are new and rapidly evolving. Rapid growth in the use of the Web and consumer e-commerce is a recent phenomenon, and the commercial use of the Internet as a broadcast medium is in its early stages. Demand for recently introduced services and products over the Web is subject to a high level of uncertainty. The development of the Web as a viable commercial marketplace or as a broadcast medium is subject to a number of factors, including the following:

   - e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

   - Internet broadcasts of multimedia content are generally of lower quality than broadcasts in traditional mediums and are subject to frequent interruptions and packet loss;

   - radio listeners, television viewers and consumers of other multimedia content may be unwilling to shift their consumption of such content to the Internet or it may be more difficult to establish viable revenue streams from Internet broadcasts;

   - insufficient availability of internet infrastructure could result in slower response times;

   - adverse publicity and consumer concerns about the security of commerce transactions on the Internet could discourage its acceptance and growth;

   - transmission of confidential information (such as credit card and other personal information) over the Internet has been a significant barrier to e-commerce and communications over the Web;

   - unavailability of cost-effective, high-speed Internet service could limit demand for Web services and products; and

   - frequent outages or delays on the Internet could slow Web usage or cause it to decline.

RETAIL ENTERTAINMENT MERCHANDISING

Traditional channels of retail entertainment merchandise distribution, such as music stores, home video stores, bookstores and mass market retailers, have many limitations, including:

   - INCONVENIENCE. Shopping at a physical store can be inconvenient. It involves time-consuming activities such as making a trip to the store, finding a parking space, searching for desired merchandise and waiting in line to make a purchase. Searching for merchandise can be especially time-consuming if the consumer is simply browsing (i.e., is not looking for a particular title or artist), since searching generally for entertainment merchandise that may interest the consumer can involve significant time combing through aisles of CDs or rows and rows of books or videos.

   - NARROW SELECTION. Consumers of entertainment products value the opportunity to select items from a broad range of products that best fit their interests. Often, consumers must choose from a narrow selection at traditional store-based retailers. In the entertainment merchandising industry, stores often specialize in particular types of products, such as books or music only, forcing the consumer to make a trip to more than one store. Even mass market retailers that offer selections from a wide variety of entertainment product categories often have a narrow selection of titles or genres within those categories because of limitations on the amount of shelf-space and the resulting need to offer only the fastest selling titles, genres or products.

   - LACK OF INFORMATION AND PERSONALIZATION. Physical retailers are space-constrained and invest heavily in inventory, real estate, building improvements and hiring and training of store personnel. Although some large entertainment merchandisers have made strides to include customized information and better opportunities for consumers to sample the products they carry (such as kiosks at music retailers that allow customers to preview CDs), physical retailers generally lack the display space and resources to provide consumers in-depth information, such as book or music reviews and interviews with authors and artists, that could greatly enhance the shopping experience. Physical retailers also have no way of instantaneously gauging and responding to an individual consumer's personal tastes.

Because online retailers of entertainment products incur a fraction of the costs for physical space and personnel and have almost unlimited "virtual" shelf space, they can offer consumers a broader range of product categories, and selections within those categories, than can physical retailers. In addition, online retailers can provide consumers with a wide range of useful and entertaining information as part of the online shopping experience, such as interviews with authors or artists, book, music or video reviews, discographies and other lists of artists' works, historical perspectives and feedback from other consumers. The online shopping experience can be interactive, such as giving consumers the opportunity to provide their own personal reviews of products that they have bought. Online retailing also offers the opportunity to create communities of like-minded consumers. Finally, online retailers can also use technology to instantaneously gauge and respond to a particular consumer's interests, such as offering online recommendations or suggestions by e-mail of other products the consumer may be interested in based on the buying patterns of customers who bought the same product or information provided by the consumer about his or her own interests.

Many online retailers of entertainment merchandise provide a shopping experience that, while convenient, informative and offering a wide selection of products, fails to fully deliver on entertainment value. Certain strategic relationships between online retailers and multimedia content delivery companies have attempted to create a blended online commerce and entertainment experience, but these initiatives are often limited in the product selection offered on the content deliverer's Web site and give a "piecemeal" impression to consumers, who are exposed to multiple companies' brands and Web site "look-and-feel" as part of the shopping/entertainment experience.

OUR STRATEGY

Our objective is to become a leading online entertainment company. Our strategy to achieve this objective is to build a network of private label entertainment product storefronts on the Web and to offer an online broadcast solution for the delivery of streaming media over the Internet. To implement our strategy, we are striving to attract a growing base of consumers to our network associates' Web sites and to our own online store, and to provide them with a superior shopping and entertainment experience. Key elements of our strategy include:

         FOCUS ON CORE STRENGTHS AND ENHANCE STRATEGIC RELATIONSHIPS. We intend to leverage off our management team's extensive experience and understanding of the entertainment industry and the convergence of entertainment and the Internet to deliver an integrated entertainment merchandise retailing and content solution. We will rely extensively on third parties for cutting edge technologies to enable us to provide e-commerce and multimedia streaming services, and for order fulfillment and shipment. By aggregating the best in technology, content, entertainment products and distribution services through strategic relationships with third parties, we believe that we can maintain our focus on continuously enhancing the shopping and entertainment experiences of our customers.

         CONTINUOUSLY IMPROVE OUR ONLINE STORE AND SERVICES. We seek to combine a wide product selection and eye-catching multimedia content and information with the unique aspects of the Internet to deliver a convenient, entertaining and personalized shopping experience. To improve our e-commerce solution and our own site, we intend to

   - expand our product offerings, both within our existing categories and by extending into other categories of entertainment-oriented products and services,

   - improve the depth and variety of content, including streamed audio, video and other multimedia content, and

   - offer more personalized services, such as recommendations based on purchases by consumers of similar product selections or preferences provided by the customer.

         EXTEND REACH THROUGH NETWORK ASSOCIATE AND BROADCASTING NETWORK. We intend to aggressively promote our Network Associate and Broadcast Network programs. By offering our network associates a reasonably priced solution for selling entertainment products online in connection with multimedia content streaming capabilities, we believe that we will extend our customer reach on the Web more effectively and on a more cost-effective basis than if we were to try to obtain that reach solely through our own store.globalmedia.com online store.

         MAINTAIN TECHNOLOGY FOCUS. We intend to use technology that we develop or that we acquire or license through strategic relationships with third parties. We will continue to develop our site's navigation and search capabilities and features to further personalize our customers' shopping experience and their ability to find products and content. We will also use technology to increase the efficiency of order processing and fulfillment services.

         ENSURE QUICK AND EFFICIENT DISTRIBUTION. We intend to continuously increase the automation and efficiency of our fulfillment and distribution capabilities. Because we outsource our order fulfillment operations, we intend to work with our fulfillment partners to find more ways to ensure prompt order processing and delivery to our customers.

OUR SOLUTIONS

OUR E-COMMERCE SOLUTION

Our e-commerce solution leverages the Internet's capabilities for delivering multimedia content, including live video and audio programming, to create a unique, integrated shopping and entertainment experience for the customers of our network associates and our own online store. The key features of our solution consist of the following:

         CONVENIENCE. Our online store and those of our network associates may be reached from wherever the customer has access to the Web, such as the home or office. Customers may shop 24 hours a day, seven days a week. We deliver directly to the customer's home or office, obviating the need for a trip to a physical store. Customers can quickly search an extensive catalogue of products using a variety of search parameters.

         SELECTION. Without the inventory or shelf-space limitations of physical retailers, we offer a large selection of CDs, videos, DVDs and books and will expand that selection as we add more fulfillment partners. We also have become involved in new forms of distribution of entertainment products, such as direct download of audio files, and intend to offer complementary products and services, such as magazine subscriptions and concert and event ticket sales.

         CONTENT. Through our online store and those of our network associates, we offer entertainment-focused content ranging from music and entertainment news to interviews with artists and authors, biographies and lists of their works. We also offer content in formats designed to enhance the customer's shopping experience, such as music clips that customers may sample before ordering CDs. We have integrated the Global Media Player into our e-commerce solution because we believe that online consumers of entertainment merchandise expect a more entertaining and informative shopping experience than they can find at traditional retail stores and in most online stores.

         COMMUNITY. To create an online experience that will encourage customers to return to our main store, we sponsor competitions and plan to build community by hosting entertainment-oriented chat sessions.

         EXTENDED REACH THROUGH NETWORK ASSOCIATE AND BROADCASTING PROGRAMS. Our Network Associate program will extend our reach on the Web for consumers of entertainment merchandise. We have initially targeted the radio and television industry to take advantage of the synergies between that industry and entertainment product retailing. In order to succeed, we must

   - successfully implement our Network Associate program by establishing broad market acceptance of the program and rapidly rolling out private label online storefronts for numerous network associates;

   - successfully implement our Broadcast Network system and gain broad market acceptance of the streaming media services we intend to offer through our Broadcast Network program;

   - further develop our site, improve reliability and performance of both front-end and back-end systems and order fulfillment, and timely and successfully develop new features and functionality of our online store and those of our network associates;

   - attract a high volume of first-time and repeat customers to the Web sites of our network associates and our online store.

   - successfully respond to competition to our entertainment product e-commerce operations from Amazon.com, Inc., CDNow, Inc. and others, and to our streaming media services from Broadcast.com, Inc., Netradio.com and others;

   - develop and maintain strategic relationships to enhance the features (including content) and utility of our online store and those of our network associates and to enable us to deliver streaming media services;

   -     recruit and retain key management, technical and other employees; and

   - implement adequate internal processes and controls to manage our growth.

OUR NETWORK ASSOCIATE PROGRAM

Under our Network Associate program, we offer our network associates a complete, end-to-end entertainment product e-commerce solution. Using storefront templates that we have developed, we design a customized online storefront through which the network associate can provide the e-commerce services and related content that we offer. Unlike the affiliate or associate programs that are prevalent in the consumer e-commerce industry, our program enables a network associate to maintain a complete online storefront under its own brand name consistent with the "look and feel" of its own Web site. We plan to offer customized private label storefronts which offer products and related content tailored to the network associate's target audience. We integrate the network associate's online storefront with our back end e-commerce system and services. We believe our Network Associate program is attractive for a variety of reasons because it:

   - enables companies that lack the financial and technical resources to develop and maintain their own proprietary e-commerce solutions to enter into the e-commerce business for a low up-front cost and minimal continuing direct cost (other than what they spend to market their online stores);

   - helps companies expand their Web sites to provide additional revenue streams and enhance the appeal to their online audiences;

   - allows companies to extend their brands onto the Web or maintain their existing online brands and avoid the "brand dilution" and disjointed customer experience engendered by industry-prevalent e-commerce affiliate programs, which are offered under the merchant partner's own brand - sometimes with an entirely different "look and feel" from the affiliate's own Web site;

   - allows companies to focus on core businesses and strengths by outsourcing their e-commerce business to us; and

   - includes the Global Media Player which allows customers to listen to music while they shop.

Our business and results of operations will depend in large part on the success of our Network Associate program. As of October 25, 1999, we had 54 Network Associate agreements in place initially covering approximately 99 radio and TV stations and other Internet sites. In order to attract and retain significant numbers of network associates, we must:

   - build a larger sales force to promote our network associate program, particularly to the radio and television industries, and successfully promote the benefits of our end-to-end e-commerce solution to potential network associates;

   - be able to offer customized, merchant-branded store fronts with content and merchandise selection that can be specifically tailored to different types of potential network associates with different target markets or customers, that work reliably and effectively with our network associates' own Web sites, and that reliably fulfill orders of customers who purchase products through our network associates' storefronts; and

   - successfully compete against other companies that offer, or in the future may offer, similar e-commerce and content-delivery solutions, either on their own or through strategic relationships with other parties.

Our business and results of operations may suffer if our network associates are unsuccessful in attracting significant numbers of visitors to their Web sites. While we analyze our potential network associates' plans for increasing traffic to their Web sites, we have no control of the steps they actually take to attract visitors to their sites.

OUR BROADCAST NETWORK PROGRAM

We are developing our Broadcast Network to take advantage of significant improvements in multimedia streaming technologies, the resulting convergence of radio, television and other multimedia content with the Internet and e-commerce. Our business will depend significantly on the successful implementation of our Broadcast Network, the successful marketing of that solution to potential broadcast associates in the radio and television industries, and our ability to maintain those relationships.

Using the Global Media Player, a customized RealNetworks multimedia player and the Real Broadcast Network multimedia streaming infrastructure, our Broadcast Network enables broad-cast associates to deliver live and simulated live multimedia content such as radio feeds. Our Broadcast Network provides cutting-edge multimedia content delivery capabilities and can be combined with the private label entertainment product merchandising solution offered under our Network Associate program. We will derive revenues from (a) product sales on the networks associate's Web site, (b) resale of streaming media bandwidth on the Real Broadcast Network to our broadcast associates, and (c) advertising revenues from advertisements in the Global Media Player.

OUR WEB SITES

         OUR MAIN STORE.

         Visitors to our online store at "store.globalmedia.com" see a home page that highlights our three product departments: "Music", "Books" and "Videos", as well as entertainment focused news and interviews with artists and authors. We periodically rotate specific title promotions in each of the departments on our store's home page. Shoppers can launch the Global Media Player and enjoy music in various genres while browsing the store. Shoppers browse the store by clicking on the permanently displayed department names to move directly to the department home page and to view selected title promotions within that department, current top-selling titles and additional content oriented to the products offered in that department. Shoppers can also search the store by entering text, such as a title, an artist's or author's name, or a keyword, in the search box at the top of any page. Search results return a list of one or more products that relate to the search term, and customers can click on a link to the desired item to obtain more information such as:

   -     CDs: artist name, genre, label, release date, song titles and price

   - Books: author name, genre, format (hardcover or paperback), number of pages, publication date, publisher and prices

   - Videos: director name, names of actors, studio name, format (video cassette or DVD), available releases and prices

         A shopper can order a product by clicking on the "buy" button next to the desired product and the product is then added to the shopper's "shopping cart." The shopper can add or delete items from his or her shopping cart at any time prior to final purchase. When the shopper finishes selecting the desired products, he or she goes to checkout. The checkout page presents the shopper with the various items he or she has selected, the subtotal, tax (if applicable) and shipping charges. The shopper may add or delete products at this stage or change the method of shipping. When satisfied with the order, the shopper clicks on the "purchase" button and the final order is entered into our system. A shopper will be notified by e-mail of the receipt of the order, if the credit card information was declined, and when the products ordered have been shipped.

         We strive to use content effectively to encourage purchases by customers who may be browsing our site without a specific title, author or artist in mind. All of the textual content we provide on our main home page and department home pages have direct links to related products. For example, an interview with a member of a particular rock band might include a "buy" button that links the customer to the product listing for the band's latest release. We also seek to use content to enhance the information and entertainment value of our customers' shopping experience. For example, for many of the CDs we carry, customers can sample audio tracks before purchasing the CD. We also include useful and entertaining textual information about many of our products, such as a summary review of the CD, video or book, information about the artists, and short excerpts from third party reviews.

         Indieaudio.com.

         Our other Web site, "www.indieaudio.com", focuses on content and community which is oriented to musicians and fans of alternative music. From this site, users can download the Global Media Player and use it to play our proprietary station, Indieaudio Radio, or can click through to our main online store. While we expect that this site may generate some revenue from advertising and other activities, we currently view it primarily as means of driving customer traffic to our main online store. Indieaudio.com currently offers:

   - the opportunity for new and independent bands (a) to sign up and have their music played on Indieaudio Radio, (b) to sell individual songs by direct download from indieaudio.com ,or (c) to sell their CD's through Indieaudio's online store;

   - the latest alternative music news (from tours to upcoming new releases), reviews of new music and in-depth interviews with the artists and other personalities active in the alternative music and independent lifestyle scenes;

   - other news and content about issues of concern or interest to the target audience; and

   -     forums to chat with other visitors.

         Indieaudio.com is an affiliate in Liquid Audio, Inc.'s "Liquid Music Network." As a Liquid Music Network associate, indieaudio.com offers for purchase downloadable, CD-quality audio files from selected titles of various artists in the Liquid Music Network catalogue. Using Liquid Audio's technology, customers can purchase individual songs from one or more artists and create their own unique digital mixes.

CUSTOMER SERVICE

We believe that our ability to establish and maintain long-term relationships with our customers (and those of our network associates) and to encourage repeat visits and purchases will depend in part on the strength of our customer support and service operations. We employ six customer support and service staff and automate certain of the tools used by them to enhance the efficiency and quality of our customer support and service efforts. In addition, we will seek to achieve frequent communication with and feedback from our customers to continually improve our e-commerce solution, product offerings and related services.

MARKETING AND PROMOTION

We believe that successful implementation of our Network Associate and Broadcast Network programs will depend on our ability to establish an aggressive and effective internal sales organization. At October 25, 1999, our internal sales team had nine members. We will need to increase this sales force in the future in order to execute our business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition for employees and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, we are likely to have difficulty securing significant numbers of network associates and our business will be negatively affected.

While we view our Network Associate and Broadcast Network programs as the critical components of our plan to increase sales of our entertainment products, our marketing strategy will also focus on:

   - increasing traffic to our main online store, the indieaudio.com store and the online stores of our network associates;

   -     building customer loyalty;

   -     maximizing repeat purchases; and

   -     developing incremental revenue opportunities.

We intend to pursue a variety of media, business development and promotional methods to achieve these goals, including online and traditional advertising and public relations activities (such as sponsoring concerts and other events). We may also offer our own affiliate program, which will embed one or more general or product-specific links to our site on our affiliates' Web sites. Affiliates would be paid a commission on orders placed by customers who are directed to our site from the affiliates' Web sites.

We also intend to establish alliances with other Web sites to increase the number of visitors to our site. There is intense competition for placements on these sites, and we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into alliances with other Web sites, they themselves may not attract significant numbers of users to our site. Moreover, we may have to pay significant fees to establish these relationships. Our inability to enter into alliances with popular Web sites - or the failure of such alliances to provide the expected benefits - could adversely affect our business.

STRATEGIC ALLIANCES

In order to maintain and improve our online store and related services and increase traffic to our site, we seek to enter into strategic relationships with business partners who can offer technology, content and distribution capabilities, as well as marketing and cross-promotional opportunities.

FULFILLMENT PARTNERS.

We have outsourced all of our order fulfillment and shipping operations in order to allow us to focus on our core strengths of developing and enhancing compelling online entertainment product merchandising and content delivery initiatives and to avoid the need to invest in warehouse and other distribution infrastructure or carry inventory. We currently purchase all of the merchandise we offer online from two fulfillment partners, Baker & Taylor, Inc. (through its Entertainment division and Books division) and the iFill division of Valley Media, Inc. Our agreements with Baker & Taylor and Valley Media have one-year terms (ending in May 2000) and renew on an annual basis for up to five succeeding years, but they can be terminated prior to the annual renewal date. We cannot be certain that these contracts will be renewed or terminated prior to their expiration.

We intend to pursue other fulfillment partners to expand our product offerings. However, if for any reason our relationship with Baker & Taylor or Valley Media were terminated before we were able to establish and implement alternative fulfillment arrangements, we might be unable to fulfill our customers' orders and our business would suffer. In addition, our ability to fulfill our customers' orders may be significantly hampered and our business will suffer major disruptions if Baker & Taylor, Valley Media, or any alternative fulfillment partners with whom we may establish relationships in the future:

   - fail to comply with federal, state and local regulations that apply to their performance of services for us;

   -     breach or terminate their agreements with us;

   - suffer adverse developments that affect their ability to supply products to us, such as employee strikes, system crashes and inclement weather;

   - are unable or unwilling to supply products to us in sufficient quantities or in a timely manner; or

   - are unable or unwilling to ship products to any markets in which we have customers.

Because we rely on third parties to fulfill orders, we depend on their systems for tracking inventory and financial data. In addition, our order fulfillment and distribution process requires us to cooperate extensively with our fulfillment partners with respect to the coordination of separate information technology systems. From time to time we have experienced problems relating to the integration of our systems with those of Baker & Taylor, which has affected our ability to timely fill customers' orders. While we have corrected these problems, we cannot ensure that any future problems will be resolved on a timely basis or at all. In addition, if we establish new fulfillment partner relationships, we cannot be sure that we will be able to integrate our respective information systems on a timely basis. If our fulfillment partners' systems fail or are unable to scale or adapt to changing needs, our ability to timely fill customers' orders may be hindered and we may not have adequate, accurate or timely inventory or financial information. Our failure to have adequate, accurate or timely inventory and financial information would harm our ability to manage our business effectively.

REALNETWORKS.

We have entered into an agreement with RealNetworks under which it is developing an advanced multimedia player, the Global Media Player, which is the core of our Broadcast Network. We launched the beta version of the Global Media Player in October 1999. We will have no proprietary ownership interest in or exclusive license to the technologies developed for us by RealNetworks. Although our rights to use those technologies will be perpetual, they will be non-exclusive. Consequently, RealNetworks could license those technologies to one or more of our existing or future competitors or could use those technologies themselves to launch a competitive solution. We will also rely on RealNetwork's streaming media infrastructure, the Real Broadcast Network, to deliver streaming media services to our network associates in our Broadcast Network. Although our streaming media services agreement with RealNetworks has a term of three years which automatically renews for successive terms, any early termination of that agreement as a result of our breach or otherwise would significantly disrupt our business and potentially result in claims against us by customers of our streaming media services. Our ability to implement our Broadcast Network would be negatively affected and our business would be harmed by:

   - any termination of our agreement with RealNetworks prior to completion of the Global Media Player;

   - any other unexpected delay in the development or deployment of our Broadcast Network; or

   - failure of our Broadcast Network to provide expected functionality with third-party systems, to perform as expected, or to operate reliably.

STANDARD RADIO, INC.

In first quarter fiscal 2000, we entered into a letter of intent for a strategic relationship with Standard Radio, Inc., which is expected to close by the end of October 1999. The letter of intent contemplates that:

   - Standard will invest $2,000,000 in Global Media in exchange for 338,983 shares of Common Stock at a purchase price of $5.90 per share.

   - Standard's president, Gary Slaight, will be appointed to our Board of Directors and will be granted options to purchase 125,000 shares of our Common Stock under Global Media's 1999 Stock Option Plan upon closing of Standard's investment in Global Media. As long as Standard owns sufficient shares, we will nominate either Mr. Slaight or other mutually acceptable candidate each time the Board of Directors is elected.

   - Eight members of Standard's management team will form a marketing advisory committee to Global Media. Global Media will grant each of these advisors options to purchase up to 20,000 shares of Common Stock under Global Media's 1999 Stock Option Plan, based on participation on the committee, introductions to potential network associates, and closings of Network Associate and Broadcast Network agreements as a result of those introductions. These stock options will have an exercise price based on the fair market value of our Common Stock on the grant date and will expire five years after the grant date.

   - Each of the radio stations owned and controlled by Standard now and for the next three years will sign agreements to become network and broadcast associates of Global Media.

   - For three years, Standard will have the right to approve agreements between Global Media and radio stations which compete in the same genre and locale as each of Standard's stations in Canada.

Our business may be negatively affected if the transactions described in the Standard Letter of Intent do not close. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Standard Radio, Inc."

CONTENT PROVIDERS.

We currently license content from a variety of sources, including online publishers of entertainment and music news and artist interviews, games, animation and multimedia content. In one case we issued unregistered stock to a content provider in connection with a streaming media content contract.

VENDORS

In addition to our strategic partners, we depend on third parties for important aspects of our business, including Internet access and Web hosting services, development of software for our Global Media Broadcast Network system, and new Web site features and content. We have limited control over these third parties, and we are not their only client. We may not be able to maintain satisfactory relationships with any of them on acceptable commercial terms. Further, we cannot be certain that the quality of products and services that they provide will remain at levels needed to enable us to conduct our business effectively. We may not be able to renew agreements with third party vendors on current terms. Our dependence on other vendors entails various risks, including:

   - our current vendors may not continue to provide services to us on current terms;

   - we may not be able to establish new or extend current vendor terms on a timely basis or at all; and

   - we depend on our vendors to comply with federal, state and local regulations that apply to their performance of services for us.

If we cannot develop and maintain relationships with vendors that allow us to obtain sufficient quantities of merchandise or necessary services on acceptable commercial terms or if our vendors fail to comply with applicable law, our business may be harmed.

We also rely on third-party carriers for product shipments, including shipments to and from our fulfillment partners' distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with third-party carriers' ability to provide delivery services to meet our shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, and our business and results of operations.

TECHNOLOGY OPERATIONS

We employ a broad range of technologies for both our e-commerce and streaming media operations. Our e-commerce systems are being developed using open source technologies to ensure scalability, reliability and innovation.
Highlights of our e-commerce systems include the following:

NETWORK:

   - Partnership with a key tier 1 Internet provider to deliver high bandwidth scalable connectivity

   - Several peering arrangements to ensure redundancy, speed, and minimal network bottlenecks

SYSTEMS AND SOFTWARE:

   -     Standards-based architecture on open source software

   -     High portability avoiding "vendor specific lock-in"

   -     High performance platform

   -     Modular design for rapid application development

Our streaming media solution is being developed through several strategic technological partnerships and through the implementation of our own proprietary advancements. In addition, we have established a strategic relationship with RealNetworks to develop the Global Media Player, which has been combined with our e-commerce, ad-serving and other systems to create our Broadcast Network.

We depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our applications and services and harm our business.

Substantially all of our computer and communications hardware is located at our leased facilities in Nanaimo and Vancouver, British Columbia, Canada, and our systems infrastructure is hosted at third-party hosting providers' facilities in Vancouver, British Columbia, and Seattle, Washington. The continuing and uninterrupted performance of those systems is critical to our success. Our systems and operations and those of our hosting providers are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, earthquakes and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Sustained or repeated system failures or interruptions of our site connection services would reduce the attractiveness of our site to customers, and could therefore have a material adverse effect on our business. We do not currently have redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur. Our fulfillment partners, including Baker & Taylor and Valley Media, may also face these risks.

We retain confidential customer information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. A material security breach could damage our reputation or result in liability to us.

The satisfactory performance, reliability and availability of our recently-opened online store, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. From time to time, we have experienced temporary system interruptions for a variety of reasons, including software bugs and lack of reliable integration between various elements of our e-commerce and other systems and those of our vendors. We may not be able to correct any problem in a timely manner. Because we outsource certain aspects of our system and because some of the reasons for a systems interruption may be outside of our control, we also may not exercise sufficient control to remedy the problem quickly or at all. Any future system interruption that results in the unavailability of our site or reduced order fulfillment performance could result in negative publicity and reduce the volume of goods sold and the attractiveness of our online store, which would negatively affect our business.

To the extent that customer traffic on our sites and those of our network associates grows substantially, we may need to expand the capacity of our systems to accommodate a larger number of visitors. We may be required to add additional software and hardware and further develop and upgrade our existing technology, transaction-processing systems, network infrastructure and distribution capabilities to accommodate the increased traffic. To be successful, we must adapt to rapidly changing Internet technologies and continually enhance the features and services provided on our online store and to our network associates. We could incur substantial, unanticipated costs if we need to modify our online store, software and infrastructure to incorporate new technologies demanded by our customers or our network associates. We may use new technologies ineffectively or we may fail to adapt our site, transaction-processing systems and network infrastructure to user requirements or emerging industry standards. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information.

COMPETITION

The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites. We may not be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could adversely affect our business, results of operations and financial condition.

We currently or potentially compete with a number of other companies. We compete with traditional physical retailers of entertainment merchandise, including large, well-established book, music and video stores such as Barnes & Noble, Inc., Borders Group, Inc. and Wherehouse Entertainment, Inc., and mass market retailers such as Wal-Mart Stores, Inc. and Kmart Corporation. In the market for online retailing of books, CDs, video cassettes and DVDs, we compete with large, well-established companies such as Amazon.com, CDNow.com, barnesandnoble.com and borders.com. We compete with large, well-established Internet broadcasters such as Broadcast.com, Onradio.com and InterVU.

We may encounter significant barriers to our ability to establish a large base of network associates with a substantial online customer presence, particularly in the radio and television industries. We may face obstacles in signing up significant numbers of network associates in the media industry, despite the appeal to radio and television stations of our private label e-commerce solution bundled with streaming media services. For example, Broadcast.com, a leading Internet broadcaster of radio, television and other multimedia content, has established relationships with more than 400 radio stations across the country, including stations in 18 of the top 20 radio markets in the U.S., and can offer its streaming media customers some e-commerce solutions that are competitive to our own through strategic relationships with other companies such as Amazon.com. Because Broadcast.com has exclusive relationships with many of its streaming media customers, those customers may not be willing or able contractually to become network associates.

Certain of our competitors currently offer, either alone or through strategic relationships with other companies, a blend of multimedia content delivery and e-commerce services to the principal target market for our network associate program. For example, a visitor to the Web site of Broadcast.com, which broadcasts the radio signals of over 400 radio stations and over 40 television stations, can listen to a CD on Broadcast.com's site and purchase it by seamlessly clicking through to Amazon.com's site to place an order, or can listen to an audio book and purchase the print version from Amazon.com. In addition, other companies offer e-commerce and content delivery services, including streaming media, to the radio industry, such as Onradio.com, which provides content delivery and e-commerce capabilities through strategic relationships with Amazon.com (for e-commerce), Microsoft (for its Media Player), InterVU (for streaming media services) and Vibe/SPIN Ventures (for other music-focused content). Because companies like Broadcast.com and Onradio.com already have established relationships with significant numbers of radio stations (in many cases, under exclusive contracts), we may have difficulty establishing market acceptance of our network associate program in the media industry even if we can offer a better integrated content delivery and e-commerce solution than these and other companies. Moreover, since our solution relies on technologies which are not proprietary to us, other competitors could license, acquire or develop the same or similar technologies to deliver a similar solution.

Certain of our current and many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than us. In addition, other online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Therefore, certain of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than us. Competitive pressures created by any one of these companies, or by our competitors collectively, may result in loss of market share and reduced operating margins, either of which could have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

We rely or may in the future rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and proprietary content. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary.

We are in the process of applying for Canadian and U.S. trademark registration of "Global Media", " "store.globalmedia.com", "Global Media Network", "Global Media Broadcast Network" and other of our trademarks; however, there is no assurance that we will secure them. It is also possible that our competitors or others will adopt service names similar to ours, possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term "Global Media." Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registrations, could negatively affect our business. In September 1999, we received a letter claiming trademark infringement by our use of the phrases "Global Media Network", "Global Media Broadcast Network" and "Global Network" solely in Canada. We believe that this claim will ultimately be unsuccessful. However, success on the claim could have a material adverse effect on our name recognition in the Canadian marketplace. We do not believe that the claim, even if successful, would have a material adverse effect on our business, results of operations or financial condition.

Third parties may also claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all.

Because we post our own content and content licensed from third parties on our site, we face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that we post. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content.

Finally, to the extent that we sell our products internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Many countries have a "first-to-file" trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademark. Our means of protecting our proprietary rights may not be adequate, and our competitors could independently develop similar technology.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications in the United States or other countries that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office or foreign regulatory agencies to determine priority of rights to the trademark. Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above or may not be adequate to indemnify us for all liability that may be imposed. Any litigation, adverse priority proceeding, or imposition of liability that is not covered by insurance or is in excess of insurance coverage, could result in substantial costs and diversion of resources and could seriously harm our business and operating results.

GOVERNMENT REGULATION

Our company, operations and products and services are all subject to regulations set forth by various U.S. and Canadian federal, state, provincial and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. Historically, there have been few laws and regulations directly applicable to the Internet. While laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, the law governing the Internet remains largely unsettled, even in areas where there has been some legislative action. Several states in the U.S., however, have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies and the Federal Trade Commission has initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. It is possible that a number of other laws and regulations may be adopted with respect to the Internet covering issues such as consumer protection, pricing, content, copyrights and other intellectual property, distribution, antitrust, obscenity, libel and characteristics and quality of products and services.

We currently do not collect sales or other similar taxes in respect of goods sold by us. There is currently a U.S. federal moratorium on the imposition of new taxes on the sale of goods and services through the Internet which expires in October 2001. Tax authorities in a number of states in the U.S. are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

Governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption, distribution or taxation more stringently than in the United States. This may affect our ability to conduct business internationally. In addition, because our sites are accessible worldwide and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions.

Any such new U.S. or foreign legislation or regulation, or the application or interpretation of existing laws to, the Internet could have a material adverse effect on our business, results of operations and financial condition by (a) increasing our cost of doing business, (b) creating uncertainty in the marketplace that could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or (c) otherwise adversely affect our business results of operations and financial condition.

EMPLOYEES

As of October 25, 1999, we employed approximately 70 full time staff. We also engage independent contractors from time to time for Web site development and to provide content such as editorials. None of our employees is represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff and management. We believe our future success will depend in part on our ability to attract, hire and retain qualified personnel.

Our performance is substantially dependent on the continued services of our executive officers and other key employees, particularly Michael Metcalfe, our Chairman and President, Robert Fuller, our Chief Executive Officer, L. James Porter, our Chief Financial Officer and Winston V. Barta, our Vice President of Marketing and Business Development. The loss of the services of any of our executive officers could materially and adversely affect our business. We do not maintain key man insurance on any of our employees. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees, particularly those with technical backgrounds, to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

MANAGEMENT OF GROWTH

We are currently experiencing a period of significant expansion. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management, systems, policies and procedures and other resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not implement adequate systems and controls, recruit, integrate and retain necessary personnel or otherwise manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

ITEM 2.       DESCRIPTION OF PROPERTY

Our principal executive office and operations are located in Vancouver, British Columbia, Canada in approximately 13,000 square feet of leased office space. The lease expires in August 2004. We continue to lease approximately 5,700 square feet of office space in Nanaimo, British Columbia. This lease expires in July 2002. We also lease approximately 1,100 square feet of office space in New York, New York. That lease expires in September 2000. We are considering leasing space in Los Angeles, California. We believe our leased facilities, when combined with an additional U.S. office, will be adequate for our current operations, and that additional leased space can be obtained if needed.

ITEM 3.       LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1999, the following actions were adopted by written consent in lieu of a meeting of the shareholders, as permitted by Nevada law and our bylaws:

   - an amendment of our Articles of Incorporation to authorize 100,000,000 shares of $0.001 par value preferred stock, the rights and preferences of which may be set from time to time by the Board of Directors,

   - an amendment to our Articles of Incorporation to eliminate limitations on the number of directors and shareholders Global Media may have, and

   - approval of the potential issuance of in excess of 20% of Global Media's outstanding common stock to RGC International Investors, LDC, in connection with the Securities Purchase Agreement dated May 6, 1999 between Global Media and RGC.

Global Media sent an Information Statement describing such actions by written consent to its shareholders and the actions described in the written consent became effective June 30, 1999.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

MARKET INFORMATION, SHAREHOLDERS AND DIVIDENDS

MARKET INFORMATION

Our common stock has been traded on the OTC Bulletin Board under the trading symbol "GLMC" since August 24, 1998. Prior to that date, our common stock was not traded in the public market. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the OTC Bulletin Board. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On October 25, 1999, the closing price for our common stock on the OTC Bulletin Board was $6.062 per share.

PERIOD                                                 LOW CLOSE          HIGH CLOSE

Fiscal Year Ending July 31, 1999:
--------------------------------
Fourth Quarter                                              $4.00           $13.375
Third Quarter                                               $4.00           $ 5.100
Second Quarter                                              $ .4375         $ 8.875
First Quarter (from August 24, 1998)                        $ .4375         $ 2.500


The market price of our common stock has been, and is likely to continue to be, highly volatile. Purchasers of our common stock may not be able to resell their shares following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks reached historical highs during our 1999 fiscal year, and reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

SHAREHOLDERS

As of October 25, 1999, there were 37 holders of record of 20,710,456 shares of the Common Stock, and one holder of 8,500 shares of Global Media's Series A preferred stock.

DIVIDENDS

To date, we have not declared or paid any dividends on any of our capital stock. Prior to our acquisition of Westcoast, however, it paid $114,632 in cash dividends in fiscal 1997. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. So long as shares of our Series A preferred stock are outstanding, the payment of dividends on our common stock will require the consent of the holders of a majority of the shares of Series A preferred stock then outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

CONVERTIBLE DEBENTURE OFFERING AND CONVERSION TO PREFERRED STOCK

In May 1999, we raised $8.5 million through the sale of a convertible debenture, in the original principal amount of $8.5 million, and a five-year warrant to purchase 680,000 shares of common stock, to RGC International Investors LDC ("RGC"). The debenture and warrants were sold pursuant to a Securities Purchase Agreement between us and RGC, in a private placement pursuant to Regulation D under the Securities Act of 1933. The debenture was convertible at our option into shares of Series A preferred stock pending satisfaction of certain conditions. On July 19, 1999, having satisfied those conditions, we exercised our right to convert the debenture into 8,500 shares of Series A preferred stock. Effective as of August 26, 1999, Global Media registered, on a Form SB-2 Registration Statement, 7,443,153 shares of our common stock which the selling holders of those shares may acquire on conversion or exercise of shares of the outstanding Series A convertible preferred stock, related investment options and the warrants referenced above. As of October 25, 1999, none of the Series A preferred stock, related investment options or warrants had been converted into shares of Common Stock. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Offering to RGC International Investors LDC."

PLACEMENT AGENT WARRANTS

In connection with the convertible debenture offering described above, Global Media agreed to issue warrants to purchase 62,769 shares of Common Stock to the placement agents in that offering, for an exercise price of $8.125 per share. The warrants have a five-year term and contain piggyback registration rights provisions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
This section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not guarantees of our future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond our control. Our actual results may differ materially from those anticipated in these forward-looking statements. SEE "Cautionary Note Regarding Forward-Looking Statements."
--------------------------------------------------------------------------------

OVERVIEW

We were incorporated in April 1997 and acquired Westcoast Wireless Cable Ltd. in May 1997 from our controlling shareholder. We discontinued Westcoast's historical operations, the sale and servicing of direct-to-home satellite broadcast hardware and programming services, in the fourth quarter of fiscal 1998, and discontinued our other historical operations, the operation of an investor relations call center, in the third quarter of fiscal 1999. SEE " - Discontinued Operations." We launched our main e-commerce site in May 1999. We have entered into our first network associate contracts for private label e-commerce sites, and we do not anticipate launching our Broadcast Network until December 1999.

Since our inception, we have incurred significant losses, including losses from our discontinued operations. Since refocusing our business on the online merchandising of entertainment products and the offering of streaming media services, we have continued to incur net losses, resulting primarily from costs related to developing our e-commerce products and our Web sites, developing or acquiring technologies to be used in our business and general corporate overhead, and have generated minimal revenues from our new operations. We expect to continue incurring net losses for the foreseeable future, as we plan to invest heavily in:

   -     promoting our Network Associate program;

   -     completing, launching and marketing our Broadcast Network;

   - enhancing our e-commerce site and improving its reliability and functionality;

   -     development of infrastructure and applications;

   -     marketing and promotion; and

   -     hiring additional employees.

We believe these expenditures are necessary to attract more customers to our site and the Web sites of our network associates, and to generate greater online revenues. However, if our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve or sustain profitability.

Our revenues for the foreseeable future will depend primarily on the number of visitors that we are able to attract to our site and that our network associates are able to attract to their sites, and on how many of those visitors purchase our products. Our Broadcast Network revenues will also depend to a significant extent on our ability to attract customers (such as radio and television stations) for these streaming media services. We cannot forecast with any degree of certainty the number of visitors to our online or the Web sites of our network associates, the number of visitors that will become customers, the number of customers we will be able to secure for our streaming media services, or the amount of entertainment product sales and streaming media services revenues.


Because of our discontinued operations, and because of the seasonality inherent in a retail business, our results of operations discussed below are not necessarily indicative of the results you should expect for any future comparable period. SEE " - Seasonality". Inflation has not historically had any material effect on our operations

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center and home satellite businesses. For summary financial results from those operations, SEE " - Discontinued Operations."
--------------------------------------------------------------------------------

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

         NET REVENUES. We had $7,091 in revenues from our e-commerce operations in fiscal 1999, and none in fiscal 1998, as our internet-focused business did not begin generating revenue until after the end of fiscal 1999. SEE " - Recent Events."

         OPERATING EXPENSES. Our operating expenses increased 658% to $2,312,426 in fiscal 1999, from $304,919 in fiscal 1998. This increase was due primarily to compensation expense relating to stock option grants to our employees and directors, increased legal, accounting and other expense related to being a public reporting company, expenses related to our new facility, and development and launch of our internet sites and our network associate programs, as follows:

- Advertising and marketing expenses increased 911% to $67,672 in fiscal 1999, from $6,691 in fiscal 1998, due to investigations regarding development of the e-commerce model, marketing of the network associate program, and related press releases.

- Amortization increased 893% to $297,655 in fiscal 1999, from $29,973 in fiscal 1998, due primarily to our acquisition of additional capital assets and the amortization of costs associated with our financing activities.

- Professional fees increased 57% to $146,367 in fiscal 1999, from $93,505 in fiscal 1998, due primarily to the issuance of stock options in lieu of consulting fees.

- Shareholder communication expenses increased 306% to $218,969 in fiscal 1999, from $53,995 in fiscal 1998, due primarily to press releases and other costs of becoming a publicly-traded company.

- Technical operations and development expense were $203,420 in fiscal 1999, as compared and zero in fiscal 1998. These expenses were primarily due to non-software related costs of developing our e-commerce and streaming media technology.

- Travel expense increased 772% to $184,572 in fiscal 1999, from $21,174 in fiscal 1998, due primarily to travel relating to development of strategic alliances, working with web site designers and developers, attending industry related conferences, and meeting with potential financing sources.

- We incurred stock option compensation expenses of $548,800 in fiscal 1999, compared to none in fiscal 1998, as the result of issuing stock options to certain officers and employees of Global Media for less than the market trading price of our common stock on the date we began trading on the OTC Bulletin Board. SEE "Certain Transactions."

         INTEREST. We earned $76,842 in interest income in fiscal 1999, compared to zero in fiscal 1998, on the funds received in our Convertible Debenture and Warrant Offering. We incurred interest expense of $210,855 in fiscal 1999, compared to $1,298 in fiscal 1998. This increase was due primarily to interest accruing on the Rolling Oaks Enterprises, LLC loan, the Convertible Debenture and the Shareholder loans. SEE "- Liquidity and Capital Resources" and "Certain Transactions."

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $2,228,493 net loss from continuing operations for fiscal 1999, up 631% from our $304,919 net loss from continuing operations for fiscal 1998, due primarily to the increase in operating expenses and the lack of revenues from continuing operations.

         NET LOSS FROM ALL OPERATIONS. We experienced a $2,231,074 net loss from all operations for fiscal 1999, up 393% from our $452,828 net loss from all operations for fiscal 1999. SEE " - Discontinued Operations."

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center and home satellite businesses. For summary financial results from those operations, SEE " - Discontinued Operations." This section should be read in conjunction with "Results of Operations", above.
--------------------------------------------------------------------------------

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

         FINANCING ACTIVITIES. We financed our operations and capital expenditures in fiscal 1999 primarily from the proceeds of common stock sales and loans from stockholders and third-party lenders.

                  COMMON STOCK. Cash received upon the exercise of stock options was $393,250 in fiscal 1999, due to the exercise of 769,500 options. No stock options were exercised in fiscal 1998. However, cash received from sales of common stock was $221,267 in fiscal 1998.

                  LOANS. In fiscal 1999, we obtained cash from three loans. The loans consisted of (a) a one-year loan of $500,000, with a 24% interest rate, from Rolling Oaks Enterprises, LLC, (b) $299,549 in net short-term loans from stockholders and affiliates, as compared to $48,176 in fiscal 1998, and (c) $8.5 million from our May 1999 convertible debenture offering which was offset by a finder's fee of $510,000. The Rolling Oak loan was paid off from the proceeds of the convertible debenture offering. We have entered into agreements with the stockholders to convert 50% of the loans into common stock and the remaining 50% into notes that will be repaid with interest within the next year. The convertible debenture was converted into 8,500 shares of our Series A preferred stock on July 19, 1999. SEE " - Recent Events." In addition, we obtained lines of credit from three of our suppliers, which are secured by $170,000 in term deposits funded from the proceeds of our convertible debenture offering. These lines of credit expire on either May 12, 2000 or June 14, 2000.

         CAPITAL EXPENDITURES AND COMMITMENTS. Our capital expenditures increased 682% to $1,483,360 in fiscal 1999, from $189,706 in fiscal 1998, primarily as the result of capitalized development costs for our Web sites and computer hardware and software purchases. As of July 31, 1999, we had no material commitments outstanding for purchases of additional capital assets, except for our April 20, 1999 engagement of RealNetworks to perform consulting services in connection with the design and development of our Broadcast Network. Under the terms of the agreement, as amended on June 4, 1999, we are required to make payments totaling $3,655,000 over the duration of the project with the final payment date projected to be December 21, 1999.

         WORKING CAPITAL (DEFICIENCY). At July 31, 1999, we had working capital of $5,289,038 and a working capital ratio of 8.32. At July 31, 1998, we had a working capital deficiency of $279,214 and a working capital ratio of .26.

RECENT EVENTS

OFFERING TO RGC INTERNATIONAL INVESTORS LDC.

         CONVERTIBLE DEBENTURE. In May 1999, we raised $8.5 million through the sale of a convertible debenture, in the original principal amount of $8.5 million to RGC International Investors LDC. The debenture and warrants were sold pursuant to a Securities Purchase Agreement between us and RGC, in a private placement pursuant to Regulation D under the Securities Act of 1933.

         WARRANTS. In connection with the issuance of the convertible debenture, we issued RGC a five-year warrant to purchase 680,000 shares of Common Stock. These warrants are exercisable at $8.3475 per share (135% of the average closing bid price of our common stock for the three trading days ending April 30, 1999, the date RGC committed to the investment). In addition, we issued warrants to purchase 62,769 shares of Common Stock to the placement agents in that offering, for an exercise price of $8.125 per share. The placement agent warrants contain piggyback registration rights provisions.

         CONVERSION INTO PREFERRED STOCK. The debenture was convertible at our option into shares of Series A preferred stock pending satisfaction of certain conditions, including stockholder approval of an amendment to our articles of incorporation creating 100 million shares of preferred stock and authorizing our board of directors to designate the number and the rights, preferences, privileges and restrictions of that preferred stock from time to time in series and certain corporate filings with the Nevada Secretary of State. On July 19, 1999, having satisfied those conditions, we exercised our right to convert the debenture into 8,500 shares of Series A preferred stock.

         TERMS OF PREFERRED STOCK. The stated value of each share of Series A preferred stock ($1,000), plus an amount accruing thereon at the rate of 5% per annum, is convertible from time to time into shares of our common stock based upon the lesser (a) a fixed conversion price of $8.125, which is 130% of the three-day average ending April 30, 1999, the date RGC committed to the investment, or (b) a variable conversion price equal to 100% of the future market price of the common stock at the time of conversion. The Series A preferred stock has no voting rights, except that the holders of the Series A preferred stock have the right to vote on issues directly affecting the Series A preferred stock as a class. Under certain circumstances, Global Media may be required to redeem the Series A preferred stock upon the occurrence of certain events that are within the control of Global Media.

         NASDAQ LISTING. The fixed conversion price and the applicable percentage of the future market price used in the variable conversion price calculation are subject to downward adjustment if our common stock is not listed on the Nasdaq National Market or the Nasdaq SmallCap Market by November 6, 1999. We have requested RGC to consider extending this date for a period sufficient to prepare and file an application that includes this Form 10-KSB and for that application to be processed by Nasdaq. However, there is no assurance that an extension of the filing date will be granted or that our Nasdaq listing will be approved. If either of these events occurs, the decrease in the fixed and variable conversion prices will increase the number of shares of Common Stock issuable upon conversion, which could cause substantial dilution to other holders of our Common Stock.

         RELATED INVESTMENT OPTIONS. Under the terms of the Series A preferred stock, RGC or its assigns have the option, exercisable simultaneously with their conversion of the Series A preferred stock into common stock from time to time, to purchase an equal number of additional shares of common stock at a per share price equal to the conversion price in effect at the time of conversion. Without giving effect to the accrual of additional amounts on the stated value of the Series A preferred stock since May 6, 1999, the exercise in full of the these investment options could result in an additional $8.5 million being invested by RGC, for a total investment by RGC of $17 million. To the extent not previously converted, the shares of Series A preferred stock will automatically convert into common stock on May 6, 2002.

         REGISTRATION OF UNDERLYING COMMON SHARES. Effective as of August 26, 1999, Global Media registered, on a Form SB-2 Registration Statement, 7,443,153 shares of our common stock which the selling holders of those shares may acquire on conversion or exercise of shares of the outstanding Series A convertible preferred stock, related warrants and related investment options. As of October 25, 1999, none of our Series A preferred stock or related warrants had been converted into shares of Common Stock. SEE "Market for Common Equity - Recent Sales of Unregistered Securities - Convertible Debenture Offering and Conversion to Preferred Stock."

LOAN REPAYMENT.

In May 1999, we repaid the $500,000 loan from Rolling Oaks Enterprises, LLC, plus $48,200 in accrued interest, from the proceeds of the convertible debenture offering described above.

LAUNCH OF E-COMMERCE SITE.

We launched a beta version of our online store in May 1999 and commercially launched it under the name "store.globalmedia.com" in October 1999. We adopted an initial pricing policy intended to result in a small initial volume of transactions while site development and systems integration was fully completed. We reduced prices during the first quarter of fiscal 2000. We intend to continue reducing prices during fiscal 2000, which we expect to result in increased sales. We do not anticipate earning significant revenues until we implement the pricing changes and launch a substantial number of private label online stores for associates participating in our Network Associate program.

SHAREHOLDER LOAN RESTRUCTURE.

Effective July 26, 1999, we completed a restructure of loans received from Bennett Metcalfe, and from a company affiliated with Robert Fuller. SEE "Certain Transactions." In that restructure, we issued the following shares of common stock and promissory notes pursuant to the exemption from registration contained in Section 4(2) of the Securities Act:

- 20,320 shares of common stock and a promissory note for $127,000 in initial principal balance to Bennett Metcalfe; and

- 12,215 shares of common stock and a promissory note for $74,886 in initial principal balance to Sandcastle Inn Ltd.

STRATEGIC RELATIONSHIP WITH STANDARD RADIO, INC.

In first quarter fiscal 2000, we entered into a letter of intent for a strategic relationship with Standard Radio, Inc., which is expected to close by the end of October 1999. In that letter of intent (a) Standard agrees to invest $2,000,000 into Global Media in exchange for 338,983 shares of Common Stock at a purchase price of $5.90 per share, (b) Standard's president, Gary Slaight, will be appointed to a seat on our Board of Directors and granted options to purchase 125,000 shares of Common Stock, (c) eight members of Standard's management team would form a marketing advisory committee of Global Media, for which each would receive unvested options to purchase up to 20,000 shares of Common Stock, (d) each of the radio stations owned and controlled by Standard now and for the next three years agrees to become e-commerce and broadcast associates of Global Media, and (e) Standard will have the right to approve agreements between Global Media and radio stations which compete in the same genre and locale as each of Standard's stations in Canada. Global Media expects this relationship to provide significant opportunities for future revenues and growth, in addition to the initial cash investment. SEE "Business - Strategic Relationships - Standard Radio, Inc." Our business may be negatively affected if the transactions described in the Standard Letter of Intent do not close.

FUTURE CAPITAL REQUIREMENTS

We expect negative cash flow from operations to continue for fiscal 2000, as we continue to develop and market our internet-focused operations, and anticipate achieving breakeven in fiscal 2001 and profitability during fiscal 2002. However, we currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through fiscal 2000.

We may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to develop or enhance services or products, respond to competitive pressures, fund expansion or take advantage of unanticipated acquisition opportunities. Such inability could negatively impact our business.

SEASONALITY

We expect our operating results to fluctuate significantly from period to period. Both seasonal fluctuations in internet usage and traditional retail seasonality may affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book and music industries usually increase significantly in the fourth calendar quarter of each year and are correspondingly lower in other quarters. If similar seasonal patterns emerge in e-commerce, our revenues may vary significantly from period to period.

FOREIGN CURRENCY TRANSLATION

We have translated our monetary assets and liabilities which are denominated in a foreign currency into U.S. dollars at the period-end exchange rate, and have translated other balances at the rates in effect on the dates of the transaction. We have translated our income and expense items at the average exchange rates prevailing during the fiscal period. Exchange gains and losses arising on translation are reflected in net income for the period.

DISCONTINUED OPERATIONS

CALL CENTER BUSINESS.

Our discontinued call center business provided small U.S. and Canadian public companies with investor relations and information dissemination services in various industries, using its customized contact management software and contact database. This database was based in part on the customer list from our home satellite business. SEE "-

Home Satellite Business." We began our call center business in the first quarter of fiscal 1998 and discontinued it in the third quarter of fiscal 1999, due to the difficulty of replacing a terminated key employee and our decision to focus on e-commerce activities. We have accounted for the call center business as a discontinued operation, and accordingly, its operations have been segregated in the accompanying consolidated statements of operations. The following chart summarizes Global Media's revenue and expenses from the call center business:

                                                        Years Ended
                                                          July 31,
                                            -------------------------------------
                                                  1998               1999
                                            -------------------------------------
Total revenue                                   $326,279            $20,130

General and administrative expenses              217,666            $20,130
                                                --------            -------

Net profit (loss)                               $108,613              $0
                                                ========              ==

HOME SATELLITE BUSINESS.

Westcoast Wireless Cable Ltd., one of our wholly-owned subsidiaries, was in the business of direct marketing of home satellite programming and hardware since May 1994. Our president, Michael Metcalfe, was originally the sole owner of Westcoast. Global Media acquired all of the stock of Westcoast from Mr. Metcalfe in May 1997, in exchange for 8,000,000 shares of Global Media's common stock and $100,000 in cash. SEE "Certain Transactions." Westcoast discontinued its home satellite operations in the fourth quarter of fiscal 1998 following a decision by the Canadian Federal Court of Appeal in November, 1997 prohibiting the sale of U.S.-based satellite and programming services in Canada. Westcoast has been accounted for as a discontinued operation, and accordingly, its operations have been segregated in the accompanying consolidated statements of operations. The following chart summarizes Westcoast's revenue and expenses:

                                                               Year Ended
                                                              July 31, 1998
                                                            ----------------
                  Total revenue                                    $591,938
                  Cost of sales                                     418,167
                  Commission paid                                   133,934
                                                            ----------------
                  Gross profit                                       39,837
                  General and administrative expenses               305,041
                  Income tax recovery                                 8,682
                                                            ----------------
                  Net profit (loss)                              $(256,522)
                                                            ================

RISKS ASSOCIATED WITH THE YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant would have material adverse consequences for us. These consequences would include difficulties in operating our site effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business.

We have assessed the year 2000 readiness of the software, computer technology and other systems that we use internally. Based on our review, we do not believe that we have material exposure to the year 2000 issue with respect to our own information systems since our existing systems correctly define the year 2000.

We have begun inquiries of our material vendors as to the year 2000 compliance of their own systems or whether they have or finalized any contingency plans to address year 2000 problems that may arise. We have received information from Baker & Taylor and Valley Media asserting that they are year 2000 compliant. We are currently unable to predict the extent to which the year 2000 issue will affect our other suppliers, or the extent to which we would be vulnerable to our suppliers' failure to remediate any year 2000 issues on a timely basis. The failure of a major supplier subject to the year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with our systems could have a material adverse effect on us.

We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our products and services. We anticipate that most of the sales through our e-commerce sites will be made with credit cards. Our business and results of operations therefore may be materially adversely affected to the extent that our customers are unable to use their credit cards due to year 2000 issues that are not rectified by credit card providers. One further, and more extreme, case may be the failure of the communication mode (telephone, cable or satellite) over the Internet, which could significantly impact our ability to generate sales.

At this time, we have not yet developed a contingency plan to address situations that may result if we, our suppliers or the credit card systems used by our customers are unable to achieve year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be significant and could have a material adverse effect on our business.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS133, "Accounting for derivative instruments and hedging activities". SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. We are unable to predict to what extent, if any, that our business will be effected once SFAS 133 is effective.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONSOLIDATED FINANCIAL STATEMENTS

                                    GLOBAL MEDIA CORP.



                                    JULY 31, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GLOBAL MEDIA CORP.

We have audited the accompanying consolidated balance sheets of GLOBAL MEDIA CORP. as of July 31, 1999 and 1998 and the related consolidated statements of loss and comprehensive loss, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Global Media Corp. of July 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Ernst & Young LLP

Vancouver, Canada,
September 23, 1999 (except as to
Notes 9[i] and 12[i] which are
as at October 19, 1999).                                  Chartered Accountants

GLOBAL MEDIA CORP.

                           CONSOLIDATED BALANCE SHEETS

As at July 31                                                    (in US dollars)

                                                                        1999               1998
                                                                          $                  $
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                             5,649,073            14,996
Short-term investments [NOTE 4]                                         240,000                --
Other receivable                                                         84,336             2,645
Prepaid expenses                                                         37,760            10,221
Due from affiliated companies                                                --            71,065
--------------------------------------------------------------------------------------------------
                                                                      6,011,169            98,927
Capital assets [NOTES 3 AND 5]                                        1,537,434           172,635
--------------------------------------------------------------------------------------------------
                                                                      7,548,603           271,562
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities [NOTE 6]                       368,094           252,588
Due to affiliated company [NOTE 6]                                      132,946            46,284
Due to shareholders [NOTE 6]                                            221,091            79,269
--------------------------------------------------------------------------------------------------
                                                                        722,131           378,141
--------------------------------------------------------------------------------------------------
Commitments and contingencies [NOTE 9]

Convertible preferred shares [NOTE 8]                                 7,089,775                --
  100,000,000 authorized, 8,500 issued and outstanding

SHAREHOLDERS' EQUITY (DEFICIENCY)

Common shares, par value $0.001 each, 200,000,000
  authorized, 20,656,331 and 19,890,831 issued and
  outstanding [NOTE 7]
Share capital                                                            12,658            11,892
Additional paid in capital [NOTE 8]                                   2,617,109           543,525
Deficit                                                              (2,893,070)         (661,996)
--------------------------------------------------------------------------------------------------
                                                                       (263,303)         (106,579)
--------------------------------------------------------------------------------------------------
                                                                      7,548,603           271,562
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                         CONSOLIDATED STATEMENTS OF LOSS
                             AND COMPREHENSIVE LOSS

Years ended July 31                                              (in US dollars)

                                                                        1999               1998
                                                                          $                  $
--------------------------------------------------------------------------------------------------
REVENUE
Sales                                                                     7,091                --
Interest income                                                          76,842                --

--------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising and marketing                                              67,672             6,691
  Amortization [NOTE 8]                                                 297,655            29,973
  Bank charges and interest [NOTES 6 AND 8]                             210,855             1,298
  Foreign exchange                                                       29,975            12,222
  Office and miscellaneous                                               76,670            18,288
  Professional fees [NOTE 7]                                            146,367            93,505
  Rent and maintenance                                                   72,436            50,114
  Shareholder communications                                            218,969            53,995
  Stock options compensation [NOTE 7]                                   548,800                --
  Technical operations and development                                  203,420                --
  Travel                                                                184,572            21,174
  Wages and benefits                                                    255,035            17,659
--------------------------------------------------------------------------------------------------
                                                                      2,312,426           304,919
--------------------------------------------------------------------------------------------------
Loss and comprehensive loss from continuing operations               (2,228,493)         (304,919)
--------------------------------------------------------------------------------------------------
Discontinued operations [NOTES 1 AND 3]
  Call center                                                                --           108,613
  Satellite                                                              (2,581)         (256,522)
--------------------------------------------------------------------------------------------------
Loss and comprehensive loss from discontinued operations                 (2,581)         (147,909)
--------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                             (2,231,074)         (452,828)
--------------------------------------------------------------------------------------------------

Loss per common share from continuing operations                          (0.11)            (0.02)
Loss per common share from discontinued operations                        (0.00)            (0.00)
--------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                                     (0.11)            (0.02)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION
   OF LOSS PER SHARE                                                 20,245,889        19,554,402
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                           CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)

Years ended July 31                                             (in US dollars)

                                      PREFERRED STOCK        COMMON STOCK      ADDITIONAL  UNISSUED  RETAINED
                                      ---------------   ---------------------   PAID-IN     SHARE    EARNINGS
                                      SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL    CAPITAL   (DEFICIT)
                                        #         $           #          $         $          $         $
----------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1997                    --         --   11,059,400    11,059    128,641   144,001    (209,168)
Common shares issued for cash             --         --      730,533       731    364,536  (144,000)         --
Common shares issued for other than
   cash consideration:
   Consideration for shares in
     Westcoast Wireless [NOTE 1]          --         --    8,000,000         1         --        (1)         --
   In kind services                       --         --      100,898       101     50,348        --          --
Loss for the year                         --         --           --        --         --        --    (452,828)
----------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                    --         --   19,890,831    11,892    543,525        --    (661,996)
Preferred shares issued [NOTE 8]       8,500  7,089,775           --        --         --        --          --
Warrants issued on financing [NOTE 8]     --         --           --        --  1,000,000        --          --
Stock options exercised                   --         --      765,500       766    392,484        --          --
Compensatory stock options                --         --           --        --    681,100        --          --
Loss for the year                         --         --           --        --         --        --  (2,231,074)
----------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1999                 8,500  7,089,775  20,656,331     12,658  2,617,109        --  (2,893,070)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31                                             (in US dollars)

                                                                         1999               1998
                                                                           $                  $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                    (2,231,074)         (452,828)
Items not requiring an outlay of funds
   Interest on convertible debentures                                   101,528                --
   Interest on related party loans [NOTE 6]                              26,682                --
   Share option compensation expense [NOTE 7]                           548,800                --
   Share option professional fees expense [NOTE 7]                       37,300                --
   Amortization                                                         297,655            38,658
   Services settled through share issuance                                   --            50,449
--------------------------------------------------------------------------------------------------
                                                                     (1,219,109)         (363,721)

Changes in non-cash operating working capital
   Other receivable                                                     (81,691)           56,193
   Prepaid expenses                                                     (27,539)            6,165
   Accounts payable and accrued liabilities                               8,078           127,815
   Deferred revenue                                                          --           (12,062)
--------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                    (1,320,261)         (185,610)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                           (1,483,360)         (189,706)
Purchase of short-term investments [NOTE 4]                            (240,000)               --
--------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                    (1,723,360)         (189,706)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Advances from (to) shareholder                                          141,822            (4,821)
Advances from affiliated companies                                      157,727            52,997
Common share subscriptions                                                   --           221,267
Stock options exercised                                                 393,250                --
Preferred share subscriptions and warrants [NOTE 8]                   8,500,000                --
Deferred financing costs [NOTE 8]                                      (510,000)               --
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 8,682,799           269,443
--------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  (5,101)           (1,021)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR      5,634,077          (106,894)
Cash and cash equivalents, beginning of year                             14,996           121,890
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                5,649,073            14,996
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest - paid                                                         184,173             9,180
Income taxes paid (recovered)                                                --            (6,783)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, B.C., Canada. The Company (through its subsidiary Westcoast Wireless Cable Ltd. ("Westcoast Wireless")) was originally engaged in the marketing of satellite programming and hardware and later was engaged in the business of providing call center services
[see note 3]. The Company discontinued its satellite line of business by the end of fiscal 1998, and the call center business during the third quarter of fiscal 1999. During the third quarter of fiscal 1999, the company adopted an internet-focused business plan and was engaged primarily in the development of an electronic commerce web site, the development of a broadcast network over the internet, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet. A beta version of the e-commerce web site, globalmedia.com, was launched on May 18, 1999.

On May 20, 1997 the Company issued 8,000,000 common shares and paid $100,000 in cash for all of the outstanding shares of Westcoast Wireless. Since the companies were under common control, this transaction was accounted for in a manner similar to a pooling of interests.

In August 1998, the Company incorporated a new subsidiary, Global Media (Canada) Entertainment Corp.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all its subsidiaries.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31, 1999                                                   (in US dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

CAPITAL ASSETS AND AMORTIZATION

Capital assets are recorded at cost. Amortization has been calculated using the following methods and rates, except in the year of acquisition when one half of the rate is used.

Communications infrastructure               3 year straight line
Computer hardware                           30% declining balance
Leasehold improvements                      5 year straight line
Office furniture and equipment              20% declining balance
Software                                    30% declining balance
Web site development                        3 year straight line

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the rates of exchange in effect at the date of the transaction. Exchange gains or losses are included in the consolidated statements of income (loss).

WEBSITE DEVELOPMENT COSTS

Website development costs incurred subsequent to establishing technological feasibility are capitalized. Capitalized costs are amortized using straight line method over three years. Capitalization ceases and amortization commences on the date that the software is ready for use.

The recoverability of the website costs is dependent upon realization of sufficient undiscounted future revenues from this product.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

BROADCAST NETWORK DEVELOPMENT COSTS

Broadcast network development costs incurred subsequent to establishing technological feasibility are capitalized. Capital costs are amortized using the straight line method over three years. Capitalization ceases and amortization commences on the date that the network is ready for use.

The recoverability of the network development costs is dependent upon realization of sufficient undiscounted future revenues from this product.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") for stock based compensation for employees.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Actual results may differ from those estimates.

FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments approximate fair values due to their short term nature, except as otherwise disclosed in the financial statements.

LOSS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. No dilutive potential common share is included in the computation of per share amounts because the effect would be anti-dilutive due to the Company's loss from operations.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash includes cash equivalents, which are investments that are held to maturity and have terms to maturity of three months or less when acquired. Cash equivalents consist of term deposits with a Canadian chartered bank. Cash and cash equivalents are carried at cost, which approximates their fair value.

Short-term investments are investments that are held to maturity and have terms greater than three months. Short-term investments consist of term deposits with a Canadian chartered bank. Short-term investments are carried at cost, which approximates their fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS 133, `Accounting for Derivative Instruments and Hedging Activities'. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS 133.

3.  DISCONTINUED OPERATIONS

In November 1997, a decision was made by the Canadian Federal Court of Appeal, ruling that the sale of US satellite and programming services in Canada was not permitted. Following a period of trading in Canadian satellite and programming services the management of Westcoast Wireless decided to withdraw completely from the home satellite business in late fiscal 1998. The home satellite business included all operations of Westcoast Wireless.

This subsidiary company has been accounted for as a discontinued operation, and accordingly, its operations have been segregated in the accompanying consolidated statements of operations.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


3.  DISCONTINUED OPERATIONS (CONT'D.)

Revenues of the discontinued satellite operations for the year ended July 31, 1999 were $nil [1998 - $591,938]. At July 31, 1999, net current liabilities of the discontinued satellite operations were $23,086 [1998 - $130,076] consisting principally of accounts payable and balances due to shareholder. Net non-current assets at July 31, 1999 were $nil [1998 - $15,352].

The Company was engaged in providing call center services until the third quarter of fiscal 1999. The Company elected to abandon the business during the third quarter of fiscal 1999 and focus its efforts on its internet-focused business plan. Accordingly, the call center operations have been segregated and accounted for as a discontinued operation in the accompanying consolidated statements of loss and comprehensive loss.

Revenues of the discontinued call center operations for the year ended July 31, 1999 were $20,130 [1998- $326,279]. At July 31, 1999, net current liabilities of the discontinued call center operations were $nil
[1998 - $19,484] consisting principally of accounts payable.

4.  SHORT-TERM INVESTMENTS

The Company has assigned $170,000 of its term deposits in order to establish lines of credit with three suppliers. The letters of credit have terms of 2.25% interest and expire on either May 12, 2000 or June 14, 2000.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


5.  CAPITAL ASSETS

                                                                    ACCUMULATED          NET BOOK
                                                       COST        AMORTIZATION            VALUE
                                                         $               $                   $
--------------------------------------------------------------------------------------------------
JULY 31, 1999
Broadcast network development                         704,803                --           704,803
Communications infrastructure                          89,391            44,463            44,928
Computer hardware                                     295,417            59,834           235,583
Leasehold improvements                                 14,925             2,269            12,656
Office furniture and equipment                         50,661             6,477            44,184
Software                                               73,450            15,484            57,966
Web site development [NOTE 7]                         525,859            88,545           437,314
--------------------------------------------------------------------------------------------------
                                                    1,754,506           217,072         1,537,434
--------------------------------------------------------------------------------------------------

JULY 31, 1998
Communications infrastructure                          91,575            17,325            74,250
Computer hardware                                      70,107            13,117            56,990
Leasehold improvements                                  8,594             4,905             3,689
Office furniture and equipment                         18,859             4,842            14,018
Software                                               27,209             3,520            23,689
--------------------------------------------------------------------------------------------------
                                                      216,344            43,702           172,635
--------------------------------------------------------------------------------------------------

6.  RELATED PARTY TRANSACTIONS

[i] AMOUNTS DUE TO SHAREHOLDERS

The Company was advanced $263,000 by shareholders during the period of October 1998 through December 1998. At July 31, 1999, a balance of $221,091 was outstanding.

As part of the Securities Purchase Agreement with RGC International
    Investors LDC ("RGC") [see note 8], the Company agreed to restructure the amounts due to shareholder. The agreement provided that any restructuring of amounts due to shareholders in common stock be at the conversion price of $6.25, which was the average closing bid prices of the common shares reported on the OTC Bulletin Board for the three consecutive days ended April 30, 1999.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


6.   RELATED PARTY TRANSACTIONS (CONT'D).

On July 26, 1999, the Company entered into an agreement with the shareholders to convert 50% of the amount due plus interest of $16,455 ($127,000) into common stock. The remaining $110,545 will be repaid in four quarterly instalments of $31,750 beginning October 31, 1999 and ending on July 31, 2000.

     As of July 31, 1999, the shares had not been issued.

[ii] AMOUNTS DUE TO AFFILIATED COMPANY

The Company was advanced $187,000 by an affiliated company, wholly-owned by a shareholder, during the period of November 1998 through March 1999. At July 31, 1999, a balance of $132,946 was outstanding.

As part of the Securities Purchase Agreement with RGC International Investors
     LDC ("RGC") [see note 8], the Company agreed to restructure the amounts due to the affiliated company. The agreement provided that any restructuring of amounts due to the affiliated company in common stock be at the conversion price of $6.25, which as the average closing bid prices of the common shares reported on the OTC Bulletin Board for the three consecutive days ended April 30, 1999.

On July 26, 1999 the Company entered into an agreement with the affiliated company to convert 50% of the amount due plus interest of $8,413 ($74,886) into common stock. The remaining $66,473 will be repaid in four quarterly instalments of $18,722 beginning October 31, 1999 and ending on July 31, 2000.

As of July 31, 1999, the shares had not been issued.

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


7. SHARE CAPITAL

STOCK OPTION PLANS

As of July 31, 1999, the Company had stock options outstanding under two plans: 237,500 pertain to the 1998 Stock Option Plan and 3,019,500 pertain to the 1999 Stock Option Plan. All the plans are administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards. The conditions of exercise of each grant are determined individually by the Board at the time of the grant.

The 1997 plan, which became effective on April 8, 1997, provides for the issuance of 1,000,000 options within a period of 10 years from the effective date. No options have been granted under the 1997 plan.

The 1998 plan, which became effective on August 21, 1998, provides for the issuance of 1,000,000 options within a period of 10 years from the effective date. All 1,000,000 options were granted during 1999 at an exercise price of $0.50 per share of which 980,000 were granted to employees and 20,000 were granted to independent contractors. All options vested immediately. Of the 1,000,000 options, 400,000 have a life of 2 years and the remaining 600,000 have no expiry date. During 1999, 762,500 of these options were exercised.

At the time of granting options under the 1998 plan, the Company's shares were not yet publicly trading. On the first day of public trading, the Company's shares had a market price of $1.06 per share. The Company has recognized compensation expense in 1999 of $548,800 for the granting of these options to employees in accordance with APB 25. In addition, the Company has recognized compensation expense of $12,600 in 1999 for the granting of 20,000 options to independent contractors in accordance with SFAS 123.

The 1999 plan, which became effective on March 24, 1999, provides for the issuance of a total of 4,000,000 options, within a period of 10 years from the effective date. During 1999, 2,933,000 options at an exercise price of $4.00 and 89,500 options at an exercise price of $6.25 were granted of which 35,000 options were granted to independent contractors. Of these 3,022,500 options, 2,025,000 options vest immediately and 997,500 options vest on a quarterly basis over one year. The options expire five years from the date of grant. During 1999, 3,000 of the $4.00 options were exercised. The Company has recognized compensation expense in 1999 of $24,700 for granting 10,000 options to independent contractors in accordance with SFAS 123.

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


7. SHARE CAPITAL (CONT'D.)

In addition in 1999, the Company issued 25,000 options to third parties for the acquisition of the domain name for its website. The Company has capitalized the fair value of these options in the amount of $95,000.

Activity in the stock option plans for 1999 and 1998 was as follows:

                                                      1999                        1998
                                          ---------------------------- ---------------------------
                                                             WEIGHTED                     WEIGHTED
                                                              AVERAGE                     AVERAGE
                                                             EXERCISE                     EXERCISE
                                               OPTIONS         PRICE         OPTIONS       PRICE
                                                  #              $              #            $
--------------------------------------------------------------------------------------------------
Outstanding, beginning of year                   --             --              --           --
Granted                                       4,022,500        3.18             --           --
Exercised                                      (765,500)       0.51             --           --
--------------------------------------------------------------------------------------------------
Outstanding, end of year                      3,257,000        3.81             --           --
--------------------------------------------------------------------------------------------------
Options exercisable at year end               2,497,167
--------------------------------------------------------------------------------------------------

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 1999:

                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
  RANGE OF      ----------------------------------------------------  ---------------------------------
  EXERCISE                    WEIGHTED AVERAGE      WEIGHTED AVERAGE                  WEIGHTED AVERAGE
   PRICES         OPTIONS        REMAINING           EXERCISE PRICE      OPTIONS       EXERCISE PRICE
      $              #              LIFE                   $                 #               $
-------------------------------------------------------------------------------------------------------
  0.50            237,500       1.1 years                 0.50             237,500           0.50
  4.00          2,930,000       4.8 years                 4.00           2,259,667           4.00
  6.35             89,500       5 years                   6.25              --                --
-------------------------------------------------------------------------------------------------------
                3,257,000                                 3.25           2,497,167           3.67
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB 25 in accounting for its stock option plans for grants to employees. Where the exercise price is equal to or greater than the fair value of the stock, no compensation is recorded. When the exercise price is less than the fair value, compensation expense for each option granted is recorded to the extent that the fair value exceeds the exercise price.

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


7. SHARE CAPITAL (CONT'D.)

If the fair values of the options granted had been recognized as compensation expense on a straight line basis over the vesting period of the grant (consistent with the method prescribed by SFAS 123), stock based compensation costs would have increased the net loss as follows:

                                                                        1999               1998
                                                                          $                  $
--------------------------------------------------------------------------------------------------

Net loss as reported                                                 (2,231,074)         (452,828)
Pro forma net loss under FAS 123                                     (8,446,922)         (452,828)
Net loss per share - basic, as reported                                   (0.11)            (0.02)
Pro forma net loss per share - basic, under FAS 123                       (0.42)            (0.02)
--------------------------------------------------------------------------------------------------

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                         1999
--------------------------------------------------------------------------------------------------
Dividend yield                                                                               0%
Expected volatility                                                                        105%
Risk-free interest rate                                                                    5.6%
Expected life of the option                                                             3 years
--------------------------------------------------------------------------------------------------

The fair value of stock options granted during 1999 was $0.63 for the options under the 1998 plan and $3.52 for the options under the 1999 plan.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31,1999                                                    (in US dollars)


8.  CONVERTIBLE PREFERRED SHARES

On May 6, 1999, the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which the Company issued, for cash, a convertible debenture to RGC in the aggregate principal amount of $8,500,000 at an interest rate of 5%. The financing was arranged by Broadmark Capital which received a fee of $510,000. An amendment to the Company's articles of incorporation was approved by the majority shareholder on July 18, 1999 to allow the issuance of preferred shares in the Company. On July 19, 1999, the debenture was converted into 8,500 convertible preferred shares with a dividend rate of 5%.

The convertible preferred shares are convertible from time to time at RGC's option into shares of the Company at the lesser of a fixed conversion price or a variable conversion price based on the market price of the common shares at the time of conversion.

The fixed conversion price was determined to be $8.125 per common share, which represented 130% of the average closing bid prices of the common shares reported on the OTC Bulletin Board for the three consecutive trading days ended April 30, 1999.

The variable conversion price will be based on 100% of the average of the seven consecutive lowest closing bid prices of the common shares reported on the OTC Bulletin Board during the 35 trading days ending one day prior to the date that RGC exercises its right to convert.

If the Company's common shares are not approved for trading on the NASDAQ Stock Market by November 6, 1999, the conversion terms of the preferred shares change. The conversion term would be the lessor of:

[a]  the fixed conversion price of $8.125 per common share;

[b] 80% of the average of the seven consecutive lowest closing bid prices of the common shares reported on the OTC Bulletin Board during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

[c] 110% of the average closing bid price of the common shares reported on the OTC Bulletin Board over the ten trading days ending on November 6, 1999.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31,1999                                                    (in US dollars)


8.  CONVERTIBLE PREFERRED SHARES (CONT'D.)

The amount of preferred shares which are convertible into common shares includes accrued interest on the convertible debenture prior to its conversion to convertible preferred shares.

The preferred shares include an investment option, exercisable by RGC at the time of conversion, to acquire a number of additional common shares equal to the number of common shares with respect to which RGC is converting the preferred shares, at an exercise price equal to the conversion price then in effect. This investment option has a three year term.

The preferred shares have a three year term, after which any previously unconverted portion is converted automatically into common shares under the same conversion terms.

In connection with the financing, RGC also received warrants to purchase 680,000 common shares of the Company at an exercise price of $8.3475. The warrants have a five year term.

The proceeds from RGC have been allocated to the underlying instruments in accordance with their fair values at the date of issuance such that $7,500,000 was allocated to the preferred shares and its investment option and $1,000,000 was allocated to the warrants and included in additional paid in capital.

Total financing costs of $621,322 were incurred in respect of this arrangement. In addition, the Company agreed to provide the agents warrants to purchase 62,769 of common shares at an exercise price of $8.125 which expire in five years. During 1999, $41,989 of these finance costs were expensed. The remaining unamoritzed finance costs are presented as a reduction of the carrying value of the preferred shares.

GLOBAL MEDIA CORP.

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

July 31,1999                                                    (in US dollars)

8.  CONVERTIBLE PREFERRED SHARES (CONT'D.)


During 1999, amortization expense of $67,580 was recorded in the statement of loss, as the proceeds allocated to additional paid in capital were considered a discount to be amortized over the term of the financing. During 1999, interest expense of $101,528 was recorded in the statement of loss as the financing was classified as debt at the date of issuance. As at July 31, 1999, the carrying value of the convertible preferred shares comprises the following:

                                                               $
---------------------------------------------------------------------
Fair value upon issuance                                   7,500,000
Accrued interest on debenture                                101,528
Amortization of discount                                      67,580
Less: deferred financing costs                              (579,333)
---------------------------------------------------------------------
                                                           7,089,775
---------------------------------------------------------------------
---------------------------------------------------------------------

As at July 31, 1999, there existed a mandatory liquidation event with respect to this financing which was outside of the control of the Company. This mandatory liquidation event was that the preferred shares would be mandatorily redeemed should the Company fail to obtain effectiveness with the Securities and Exchange Commission (SEC) of their registration statement on form SB-2 which registered for resale the common shares issuable upon exercise of the preferred shares. As a result, the convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event at July 31, 1999.

On August 26, 1999, the Company's form SB-2 registration statement was declared effective by the SEC. As a result, the preferred shares from this date onwards will be classified as equity. The accompanying pro forma shareholders' equity gives effect to the discharge of the mandatory redemption event discussed above:

                                                            PRO FORMA
                                                            JULY 31,
                                                              1999
                                                                $
---------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Convertible preferred shares, net of financing costs       7,089,775
Share capital                                                 12,658
Additional paid in capital                                 2,617,109
Deficit                                                   (2,893,070)
---------------------------------------------------------------------
                                                           6,826,472
---------------------------------------------------------------------
---------------------------------------------------------------------

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


9. COMMITMENTS AND CONTINGENCIES

[i] The Company received notice from an interested party on September 27, 1999 that it believes the Company to be in violation of certain registered trademarks which it possesses. While no legal proceedings have been initiated by the other party, the notice represents an asserted claim that is reasonably possible of assertion.

      Management is of the opinion that an estimate of any potential liability, if any, can not be determined at this time.

[ii] During 1999, the Company has entered into website content agreements with two companies requiring combined monthly payments of $13,500 for a term of one year.

[iii] By agreement dated April 20, 1999, as amended on June 4, 1999, the Company entered into an arrangement to engage RealNetworks, Inc. to perform consulting services in connection with the Global Media Broadcast Network project which is for the development of internet-use software. Under the terms of the agreement, the Company is required to make payments totaling $3,655,000 over the duration of the project with the final payment date projected to be December 21, 1999.

      At July 31, 1999, the balance of the commitment is $2,970,000. Subsequent to year end, the Company has made payments with respect to this agreement aggregating to $2,145,000.

[iv] The Company holds operating leases in respect of office premises in both Vancouver and Nanaimo. Minimum payments under these lease commitments over the next five years are represented in the table below.

                                                                         NANAIMO          VANCOUVER
                                                                         OFFICE            OFFICE
                                                                            $                 $
      ---------------------------------------------------------------------------------------------
      2000                                                                78,078            72,000
      2001                                                                80,609            94,500
      2002                                                                80,609           112,500
      2003                                                                    --           120,500
      2004                                                                    --           130,500
      ---------------------------------------------------------------------------------------------
                                                                         239,296           530,000
      ---------------------------------------------------------------------------------------------
      ---------------------------------------------------------------------------------------------

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


9. COMMITMENTS AND CONTINGENCIES (CONT'D.)

      In addition to the basic rent costs identified above for the Vancouver office, the Company is also responsible for other costs including any applicable taxes, operating costs, maintenance costs, and any other additional rents as defined in the lease agreement.

[v] On June 9, 1999, the Company entered into a three year Frame Relay Service Agreement with MCI WorldCom. The agreement requires a monthly variable charge based on usage with a minimum monthly commitment of $25,000 per month.

[vi]  YEAR 2000 ISSUE

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

10. INCOME TAXES

At July 31, 1999, the Company had total net operating loss carryforwards of $2,588,114 comprised of United States net operating loss carryforwards of $1,451,591 [1998 - $240,407] which will begin to expire in 2012, and Canadian net operating loss carryforwards of $1,136,522 [1998 - $250,671] which will begin to expire in 2006. Utilization of these carryforwards depends on the recognition of future taxable income.

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

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


10. INCOME TAXES (CONT'D.)

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                         1999               1998
                                                                           $                  $
--------------------------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                                    1,161,912           196,094
  Tax vs. accounting value in fixed assets                                   --             5,431
  Foreign exchange loss                                                  14,346             4,155
--------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                       1,176,258           205,680
Less valuation allowance                                             (1,176,258)         (205,680)
--------------------------------------------------------------------------------------------------
Net deferred tax assets                                                   --                 --
--------------------------------------------------------------------------------------------------
Excess book value over tax basis of capital assets                       (2,314)             --
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

11. COMPARATIVE FIGURES

Certain amounts for 1998 have been reclassified to conform with the current year's presentation.

GLOBAL MEDIA CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

July 31, 1999                                                    (in US dollars)


12. SUBSEQUENT EVENTS

[i]   CO-MARKETING AND SALES AGREEMENT

      On October 7, 1999, the Company entered into a letter of intent for a strategic relationship with Standard Radio Inc. ("Standard"). Standard will invest $2 million into the Company and receive 338,983 common shares of the Company. In return, Standard would cause all radio stations owned by it now or during the three years following, to become network associates in the Global Media E-Commerce Network and in the Global Media Broadcast Network.

      In connection with the agreement, the Company will be required to nominate a Standard representative to the Company's Board of Directors. The nominee, upon accepting a position on the Board, will receive 125,000 options pursuant to the 1999 Stock Option Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options will vest over a three year period on a quarterly basis from the date of grant and will expire five years from the grant date.

      Furthermore, the Company and each of the six general managers of the Standard radio stations, Standard's national program director and the general manger of Standard's syndication division will enter into a consulting agreement. In exchange for future services granted, the Company will grant each individual up to 20,000 options pursuant to the 1999 Stock Option Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options will vest over a one year period from the date of grant and will expire five years from the grant date.

[ii]  OPERATING EVENTS

      On August 31, 1999, the Company began the implementation of its Network Associate program services including the launch of e-commerce sites.

[iii] OPTIONS

      During August 1999, the Company granted 85,000 additional options under the 1999 stock option plan at exercise prices of $6.63 and $7.00. The options expire five years from the date of grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Our current directors, executive officers and other key employees, and their ages, as of October 25, 1999 are as follows:

       NAME                                               AGE            POSITION
     --------                                            -----          ---------
Michael Metcalfe                                          43             Chairman of the Board and President

Robert Fuller (1)                                         39             Director and Chief Executive Officer

Winston V. Barta                                          28             Director, Vice President of Marketing and
                                                                         Business Development

L. James Porter (2)                                       34             Director, Chief Financial Officer, Vice President
                                                                         of Finance and Administration and Secretary

Jack MacDonald (1)(2)                                     70             Director

Barr Potter (1)(2)                                        50             Director

Monte Walls-Burris                                        29             Vice President of Corporate Affairs

-------------------------------------

(1) Compensation committee member
(2) Audit committee member

         MICHAEL METCALFE. Mr. Metcalfe is Global Media's founder. Mr. Metcalfe has held the positions of Chairman of the Board and President since Global Media's formation in April 1997, and previously held the same positions with Westcoast Wireless Cable Ltd. since May 1994. Mr. Metcalfe was director of sales and marketing for Starscan Communications International, Inc., a marketer of satellite equipment and television programming located in Vancouver, B.C., from October 1991 to April 1994; and executive director of production for North American Pictures, Inc., a film production company, located in Vancouver, B.C., from January 1985 through June 1991.

         ROBERT FULLER. Mr. Fuller has been our Chief Executive Officer and a director since May 1997. Mr. Fuller has also been the president and a director of Lifestyle Development Ltd., a private fitness center operator located in Nanaimo, B.C. since September 1991. Prior to joining Global Media, Mr. Fuller was the president and a director of 375801 BC Ltd., a private operator of a hotel and pub located in Bamfield, B.C., from June 1994 to May 1997; the president and a director of Promark Construction Co. Inc., a private real estate developer located in Nanaimo, B.C., from February 1992 to December 1997; and an accountant with, and then a manager in, the Entrepreneurial Division of Ernst & Young, Chartered Accountants in Vancouver, B.C. from May 1983 to September 1989. Mr. Fuller is a Canadian Chartered Accountant and received a bachelor of commerce degree from the University of British Columbia in accounting and management information systems.

         WINSTON V. BARTA. Mr. Barta has been our Vice President of Marketing and Business Development, and a director since September 1997 and was Secretary from that time until August 1999. Previously, Mr. Barta was a vice president of marketing for Starnet Communications International, Inc., a publicly traded Internet company located in Vancouver, B.C., from July 1996 to July 1997, and a senior account executive at Motion Works Group, a publicly traded consumer software developer company located in Vancouver, B.C., from June 1995 to April 1996. Mr. Barta has a bachelor of commerce degree in marketing from Concordia University in Montreal and an MBA in marketing from Simon Fraser University in Vancouver, B.C.

         L. JAMES PORTER. Mr. Porter has been our Chief Financial Officer since April 1999, Assistant Secretary since May 1999, and a director, Vice President of Finance and Administration and Secretary since August 1999. Since August 1998, Mr. Porter has served as president of LJ Ventures, a financial consulting firm. From February 1995 through July 1998, Mr. Porter was a director, chief financial officer and secretary of Harriston Corporation, a diversified holding company with offices in Vancouver, B.C., New York, New York and Costa Mesa, California. From September 1987 through January 1995, Mr. Porter was a senior manager and held other positions with Arthur Andersen, Chartered Accountants, in Vancouver, B.C. Mr. Porter has a bachelor of commerce degree in Finance from the University of British Columbia. He is a Canadian Chartered Accountant, a U.S. Certified Public Accountant, and a U.S. Chartered Financial Analyst.

         JACK D. MACDONALD. Mr. MacDonald has been director of Global Media since November 1997 and is chair of its Audit and Compensation committees. Mr. MacDonald was a director of TKO Resources Inc., a publicly traded mining exploration company located in Vancouver, B.C., from May 1996 to September 1997, and was the president, chief executive officer and a director of Salus Resource Corp., and of its predecessor, Arapaho Mining Corp., a publicly-traded mining exploration company located in Vancouver, B.C., from May 1990 to October 1996.

         BARR POTTER. Mr. Potter has been a director of Global Media since May 1999. Mr. Potter currently serves as the chairman and chief executive officer of Tripod Entertainment, Inc., a feature films production and distribution company located in Los Angeles, California. From April 1994 through March 1999, Mr. Potter was the chairman and chief executive officer of Largo Entertainment, Inc., a feature films production and distribution company located in Los Angeles, California and a subsidiary of JVC Entertainment, Inc. ("JVC Entertainment"). Mr. Potter earned a bachelor of arts degree in economics from Yale University and a juris doctor degree from Columbia University School of Law.

         MONTE WALLS-BURRIS. Mr. Burris has been our Vice President of Corporate Affairs since January 1998. Previously, Mr. Burris was an institutional trader at Dominick & Dominick, a private stock brokerage and market maker located in New York, New York, with offices in Vancouver, B.C., from August 1996 to January 1998. From January 1995 to June 1996, he was a vice president, international business at Hansa Bank in the British West Indies. Mr. Burris earned a bachelor of arts degree in Art History and 20th Century American History from the University of Western Ontario.

BOARD OF DIRECTORS

Under our articles of incorporation and bylaws, our directors hold office until the next annual meeting of Global Media's stockholders and until their successors have been elected and duly qualified, and the board of directors appoint our executive officers at the first board of directors' meeting after each annual meeting of stockholders. Executive officers hold office at the pleasure of the board of directors. To date, we have not held a stockholders meeting to elect directors or otherwise. Mr. Metcalfe was appointed a director upon formation of Global Media and each of Mr. Fuller, Mr. Barta, Mr. MacDonald, Mr. Potter, and Mr. Porter was appointed by the board of directors to fill a vacancy created by an increase in the authorized number of directors approved by the board of directors.

Our directors do not receive cash compensation for their services as directors or members of committees of the board of directors, if any, but are eligible to receive stock options under our stock option plans. Director stock option grants are determined on a case by case basis. SEE " - Benefit Plans" and "Certain Transactions." We also reimburse directors for their reasonable expenses incurred in attending meetings of the board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on a review of Forms 3, 4 and 5, and any amendments, furnished to Global Media pursuant to Rule 16a-3(e) during fiscal 1999, and on written representations Global Media's officers, directors, and principal shareholders ("Reporting Persons"), Global Media believes that the Reporting Persons complied in all material respects in fiscal 1999 with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 10       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our President and Chief Executive Officer during the fiscal year ended July 31, 1999 (collectively, the "Named Executives"):

                                                                              LONG-TERM
                                                ANNUAL COMPENSATION         COMPENSATION
                                           ---------------------------- ---------------------    ALL OTHER
                                                                        UNDERLYING SECURITIES   COMPENSATION
NAME AND PRINCIPAL POSITION                   SALARY ($)     BONUS ($)        OPTIONS (#)           ($)
------------------------------------------ -------------- ------------- --------------------- ---------------
Michael Metcalfe, President                      0             0               700,000              0

Robert Fuller, Chief Executive Officer           0             0               700,000              0

OPTION GRANTS, OPTION EXERCISES AND OPTION VALUES

The following table sets forth information on grants of stock options or other similar rights by Global Media during the last fiscal year to the Named Executives.

                            # OF SECURITIES           % OF TOTAL OPTIONS        EXERCISE OR
NAME                      UNDERLYING OPTIONS       GRANTED TO EMPLOYEES IN       BASE PRICE     EXPIRATION
                                GRANTED                  FISCAL YEAR             ($/SHARE)         DATE
---------------------- -------------------------- --------------------------- ----------------- ------------
Michael Metcalfe                     200,000 (1)                                      .50        8/21/00
                                         500,000                                     4.00        4/23/04
                       --------------------------
         Total                           700,000            17.4%

Robert Fuller                         200,000(1)                                      .50        8/21/00
                                         500,000                                     4.00        4/23/04
                       --------------------------
         Total                           700,000            17.4%
-----------------

(1) These option grants were made as of August 21, 1998. Prior to that time, there had been no public market for our common stock and the price at which we last sold any of our common stock was at $0.50 per share. The options were granted with an exercise price of $0.50 per share. However, on August 24, 1998, our common stock began trading on the OTC Bulletin Board and closed that day at $1.06 per share. As a result of the disparity between the closing price on August 24, 1998 and the exercise price of the options granted on August 21, 1998, we were required under established accounting principles to recognize compensation expense totaling $548,800 for the 980,000 options granted to directors, executive officers and employees. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal Year Ending July 31, 1999 compared to Fiscal Year Ending July 31, 1998."

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercise of stock options during the last fiscal year by each Named Executive and the fiscal year-end value of unexercised options:

                                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                                 OPTIONS AT FY-END (#)         AT FY-END ($)
                             SHARES ACQUIRED                     ----------------------------- -------------------------------
        NAME                 ON EXERCISE (#)    VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
        -------------------- ------------------ ---------------- ------------- --------------- --------------- ---------------
        Michael Metcalfe          200,000       $700,000           500,000           0             $1,968,500        0

        Robert Fuller             200,000       $700,000           500,000           0             $1,968,500        0

EMPLOYMENT AGREEMENTS

None of our executive officers have employment agreements with us.

BENEFIT PLANS

We have three stock option plans which provide for the grant of options to purchase shares of our common stock to executives, directors, employees, consultants or advisors. The plans are summarized as follows as of October 25, 1999:

                                                                      SHARES       OPTIONS     AVAILABLE   OPTIONS
PLAN NAME                                         EFFECTIVE DATE     RESERVED      ISSUED       SHARES     EXERCISED
----------------------------------------------- ------------------- ------------ ------------ ------------ -----------
1997 Directors and Officers Stock Option Plan   April 8, 1997           500,000            0      500,000           0

1998 Directors and Officers Stock Option Plan   August 21, 1998       1,000,000    1,000,000            0     802,000

1999 Stock Option Plan                          March 24, 1999        4,000,000    3,123,700      876,300       8,625

Each of the plans expires ten years from its effective date. The plans are administered by the board of directors who have sole discretion and authority to determine individuals eligible for awards. The conditions of exercise of each grant are determined individually by the board at the time of the grant. We intend to cancel the 1997 stock option plan in the near future.

We have registered the options and shares of common stock issuable under the 1998 and 1999 stock option plans on Form S-8 registration statements. The options granted under our 1998 stock option plan had an exercise price of $.50 per share. All of these options were fully exercisable from the date of grant. The options granted under our 1999 stock option plan have exercise prices ranging from $4.00 to $8.00 per share. As of October 25, 1999, 618,416 of these options are subject to vesting requirements, and 2,505,284 are fully exercisable.

KEY MAN INSURANCE

We do not currently have any key man insurance and have no plans to purchase such insurance in the near future.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, to the best of our knowledge, the common stock beneficially owned as of October 25, 1999, by:

     - each person, or group of affiliated persons, who we know beneficially owns 5% or more of our common stock (as determined under Rule 13d-3 of the Exchange Act);
     -   each of our directors and executive officers; and
     -   all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes to the table, (a) the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own, and (b) the address of each beneficial owner listed below is c/o Global Media Corp., 400 Robson Street, Vancouver, British Columbia, Canada V6B 2B4.

None of the shares beneficially owned by the following directors and officers will be offered for sale or sold in this offering.

                                                                     NUMBER OF SHARES
NAME                                                                 BENEFICIALLY OWNED (1)   PERCENT OF CLASS(1)
-------------------------------------------------------------------- ------------------------ -----------------------
Michael Metcalfe                                                      14,600,000 (2)              68.8

Robert Fuller                                                          2,088,000 (3)               9.8

Winston V. Barta                                                         299,000 (4)               1.4

Jack MacDonald                                                            75,000 (5)                 *

Barr Potter                                                              125,000 (6)                 *

L. James Porter                                                          200,000 (7)                 *

Monte Walls-Burris                                                       283,000 (8)               1.4
                                                                     -----------

All Officers and Directors as a Group
(7 persons shown above)                                               17,670,000                  78.2
                                                                     ===========

---------------------
*        Less than 1%.

(1) Shares that a person has the right to acquire within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person but are not deemed to be outstanding as to any other person or group.

(2) Includes currently exercisable options to purchase 500,000 shares of common stock.

(3) Includes (a) currently exercisable options to purchase 500,000 shares of common stock owned by Mr. Fuller, and (b) 200,000 shares owned by Mr. Fuller's spouse.

(4) Includes currently exercisable options to purchase 250,000 shares of common stock.

(5) Includes currently exercisable options to purchase 25,000 shares of common stock.

(6) Consists of currently exercisable options to purchase 125,000 shares of common stock.

(7) Consists of currently exercisable options to purchase 200,000 shares of common stock.

(8) Includes currently exercisable options to purchase 250,000 shares of common stock.

Michael Metcalfe, our Chairman and President and majority shareholder, is able to control substantially all matters requiring approval by our stockholders, including the election of directors, amendments to our articles of incorporation, and mergers or other business combination transactions. Mr. Metcalfe's substantial equity stake could also make us a much less attractive acquisition candidate to potential acquirers, because Mr. Metcalfe alone could have sufficient votes to prevent the approval or the tax-free treatment of an acquisition.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK ISSUANCES TO FOUNDER AND OTHER INSIDERS

In connection with our formation and initial capitalization in April 1997, we offered and sold a total 11,000,000 shares of our common stock at a price of $0.01 per share per share to various individual investors, including Michael Metcalfe, our founder, President and Chairman of the Board. Mr. Metcalfe purchased six million shares for total consideration of $60,000 and Mr. Fuller purchased 1 million shares for total consideration of $10,000.

In connection with our second round of financing, from June 1997 until November 1997, we offered and sold a total of 890,831 shares of our common stock at a price of $0.50 per share to various individual and other investors, including Robert Fuller, our Chief Executive Officer and a director. Mr. Fuller purchased 288,000 shares for total consideration of $144,000.

ACQUISITION OF WESTCOAST FROM FOUNDER

In May 1997, we entered into an agreement with Mr. Metcalfe relating to the acquisition of Westcoast Wireless Cable, Ltd. At the time, Mr. Metcalfe was the sole shareholder of Westcoast. Under that agreement, we purchased from Mr. Metcalfe all of his Westcoast stock in exchange for consideration consisting of eight million shares of our common stock and cash in the amount of $100,000.

LOANS TO AND FROM AFFILIATES

         LOANS FROM BENNETT METCALFE. From October 1998 through December 1999, Bennett Metcalfe, Michael Metcalfe's father and one of our stockholders, advanced a total of approximately $263,000 to us. The proceeds of these loans were used for working capital. These loans had no fixed repayment or interest terms. In connection with our convertible debenture and warrant financing described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events", we agreed to (a) repay one-half of the principal balance outstanding at May 6, 1999 ($221,091), plus $16,445 in accrued interest, by issuing shares of our common stock at $6.25 per share, which was the average closing bid prices of the Common Stock on the OTC Bulletin Board for the three consecutive trading days ended April 30, 1999, and (b) issue a promissory note for the remaining one-half of the principal balance plus $16,445 in accrued interest, which is to be repaid in four quarterly installments and which will bear interest at 9% per annum. This restructuring was completed effective as of July 26, 1999.

         LOANS FROM ROBERT FULLER AND AFFILIATES. From November 1998 to March 1999, Mr. Fuller and companies which his family controls, advanced a total of approximately $187,000 to us. The proceeds of these loans were used for working capital. These loans had no fixed repayment or interest terms. In connection with our convertible debenture and warrant financing, we agreed to (a) repay Mr. Fuller $8,413 plus approximately $1,352 in interest from the proceeds of the convertible debenture offering proceeds, (b) repay one-half of the remaining principal balance outstanding at May 6, 1999 ($132,946), plus $8,413 in accrued interest, by issuing shares of our common stock at $6.25 per share, which was the average closing bid prices of the Common Stock on the OTC Bulletin Board for the three consecutive trading days ended April 30, 1999, and (c) issue a promissory note for the remaining one-half of the principal balance plus $8,413 in accrued interest, which is to be repaid in four quarterly installments and which will bear interest at 9% per annum. This restructuring was completed effective as of July 26, 1999.

         LOANS TO AND FROM MICHAEL METCALFE AND AFFILIATES. When we purchased Westcoast in April 1997, it had a $71,065 receivable due from a company owned by Michael Metcalfe, and a $79,269 payable due to Michael Metcalfe. In August 1998, Michael Metcalfe and Global Media agreed to offset the receivable owed Westcoast by his affiliated company against the payable which Westcoast owed him.

FISCAL 1999 OPTION GRANTS TO EXECUTIVE OFFICERS AND DIRECTORS

         1998 PLAN. We granted 600,000 of the 1,000,000 options granted under our 1998 Plan to our directors and executive officers as follows:

         NAME                       POSITION                                  OPTIONS
         ----                       --------                                  -------
         Michael Metcalfe           Chairman of the Board; President          200,000
         Robert Fuller              Chief Executive Officer; Director         200,000
         Winston V. Barta           Vice President of Marketing and           100,000
                                    Business Development; Director
         Monte Walls Burris         Vice President of Corporate Affairs       100,000
                                                                           -------------
                TOTAL                                                         600,000

None of these options were subject to vesting requirements and were fully exercisable from the date of grant. These option grants were made as of August 21, 1998. Prior to that time, there had been no public market for our common stock and the price at which we last sold any of our common stock was at $0.50 per share. The options were granted with an exercise price of $0.50 per share. However, on August 24, 1998, our common stock began trading on the OTC Bulletin Board and closed that day at $1.06 per share. As a result of the disparity between the closing price on August 24, 1998 and the exercise price of the options granted on August 21, 1998, we were required under established accounting principles to recognize compensation expense totaling $548,800 for the 980,000 options granted to directors, executive officers and employees. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fiscal Year Ending July 31,1999 compared to Fiscal Year Ending July 31, 1998." All options granted to our executives under our 1998 stock option plan have been exercised.

         1999 PLAN. As of October 25, 1999, 1,850,000 options of the total 3,123,700 options granted under our 1999 Plan were granted to directors and executive officers as follows. All of these options are fully vested.

         NAME                       POSITION                                    OPTIONS
         ----                       --------                                    -------
         Michael Metcalfe           Chairman of the Board; President            500,000
         Robert Fuller              Chief Executive Officer; Director           500,000
         Winston V. Barta           Vice President of Marketing and             250,000
                                    Business Development, Director
         L. James Porter            Chief Financial Officer, Secretary,         200,000
                                    Vice President of Finance and
                                    Administration; Director
         Monte Walls Burris         Vice President of Corporate Affairs         250,000
         Jack McDonald              Director                                     25,000
         Barr Potter                Director                                    125,000
                                                                               ---------
                TOTAL                                                          1,850,000

These option grants were granted as of April 23, 1999 at an exercise price of $4.00 per share. During that day, our common stock traded at $4.00 per share on the OTC Bulletin Board. Consequently, we are not required to recognize any related compensation expense.

AGREEMENT WITH BARR POTTER

In connection with appointing Mr. Potter to our board of directors in May 1999, we entered into an agreement with him in which we agree to (a) appoint him as an independent director on our board for a one-year term, (b) grant him 125,000 stock options under our 1999 Plan (SEE "Security Ownership Of Certain Beneficial Owners And Management" and " - Fiscal 1999 Option Grants to Executive Officers and Directors - 1999 Plan"), (c) to sublease space to him in any Los Angeles office that we may open in the future. (SEE "Description of Business Properties"), and (d) to obtain Directors and Officers insurance, for which we are currently in the process of applying.


                                  PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) REPORTS ON FORM 8-K. Global Media filed the following reports on Form 8-K during the fourth quarter of fiscal 1999:

         - Form 8-K filed in May 1999, in connection with closing of Global Media's convertible debenture offering.

(b)      EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
  3.1       Articles of  Incorporation  of Global Media as filed on
            April 8, 1997, with the Secretary of State of the State
            of Nevada. (1)
  3.2       Articles of Amendment to the Articles of Incorporation of
            Global Media, authorizing the issuance of preferred stock, as filed on June 30, 1999, with the Secretary of State of
            the State of Nevada. (8)
  3.3       Certificate of Designation,  designating  Series A
            preferred stock, as filed on June 30, 1999, with
            the Secretary of State of the State of Nevada. (8)
  3.4       Bylaws of Global Media. (1)
  4.1       Form of specimen certificate for common stock. (8)
  4.2       Registration Rights Agreement, dated May 6, 1999,
            between Global Media and RGC International
            Investors, LDC. (4)
  10.1      1997 Stock Option Plan. (1)
  10.2      1998 Stock Option Plan. (2)
  10.3      1999 Stock Option Plan. (3)
  10.4      Offering Sales Agency Agreement, dated April 25, 1997,
            between Global Media and Pacific Rim Investment, Inc. (1)
  10.5      Plan of Reorganization, dated May 20, 1997, between Global
            Media and Westcoast Wireless Cable, Ltd. (1)
  10.6      Secured Promissory Note, dated November, 1998, from Global
            Media to Rolling Oaks Enterprises, LLC. (5)
  10.7      Security Agreement, dated November 30, 1998 from Global
            Media to Rolling Oaks Enterprises, LLC. (5)
  10.8      Securities Purchase Agreement dated May 6, 1999,
            between Global Media and RGC International Investors, LDC. (4)
  10.9      Convertible Debenture, dated May 6, 1999, from Global
            Media to RGC International Investors, LDC. (4)
 10.10      Stock Purchase Warrant dated May 6, 1999 from Global Media to RGC International Investors, LDC. (4)
 10.11      Streaming Media Services Agreement, dated April 19, 1999,
            between Global Media and RealNetworks, Inc. (5) (6)
 10.12      Letter Agreement for consulting services from
            RealNetworks, Inc. to Global Media, dated and
            accepted on April 20, 1999. (7) (6)
 10.13      Letter from RealNetworks, Inc. to Global Media, dated
            and accepted on June 4, 1999, amending the
            April 20, 1999 letter agreement. (7) (6)
 10.14      Order Fulfillment Agreement, dated May 15, 1999,
            between Global Media and i.FILL (a division of
            Valley Media, Inc.). (6) (8)
 10.15      Drop Ship Agreement, dated May 14, 1999, between Global
            Media and Baker & Taylor, Inc. (6) (8)
 10.16      Distribution Agreement, dated May 14, 1999, between Global
            Media and Baker & Taylor, Inc. (6) (8)
 10.17      License Agreement, dated August 7, 1998, between Global
            Media and Muze Inc. (6) (8)
 10.18      Loan Restructure and Subscription Agreement,  dated July
            26, 1999, between Global Media and Bennett Metcalfe. (10)
 10.19      Loan Restructure and Subscription Agreement, dated
            July 26, 1999, between Global Media and Sandcastle Inn Ltd. (10)


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 10.20      Lease between Thomas Downie Holdings Ltd. and Global
            Media dated July 2, 1999 (Vancouver facility).(9)
 10.21      Confidential Term Sheet for Strategic Relationship
            between Global Media and Standard Radio, Inc.
            dated October 7, 1999. (10)
 10.22      Form of Stock Purchase Warrant, dated May 7, 1999, from
            Global Media to designees of the placement agents in
            Global Media's convertible debenture offering. (10)
 10.23      Letter agreement with Barr Potter dated May 1, 1999, and
            amended by letter agreement dated September 13, 1999. (10)
   21       List of Subsidiaries. (8)
  23.1      Consent of Ernst & Young, LLP. (10)
   27       Financial Data Schedule. (10)


------------------------
(1) Incorporated by reference to Global Media's Form 10-SB Registration Statement filed on December 11, 1997.
(2) Incorporated by reference to Global Media's Form S-8 Registration Statement filed on August 21, 1998.
(3) Incorporated by reference to Global Media's Form S-8 Registration Statement filed on March 24, 1999.
(4) Incorporated by reference to Global Media's Current Report on Form 8-K filed on May 19, 1999.
(5)  Incorporated by reference to Global Media's Form 10-QSB filed June 14,
     1999.
(6)  Subject to a request for confidential treatment.
(7) Incorporated by reference to Global Media's Form 10-QSB/A for the quarter ended April 30, 1999, filed on June 30, 1999.
(8) Incorporated by reference to Global Media's Form SB-2 Registration Statement filed on July 30, 1999.
(9) Filed with Amendment No. 1 to Global Media's Form SB-2 Registration Statement filed on July 30, 1999.
(10) Filed with this Form 10-KSB.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 1999.

                                      GLOBAL MEDIA CORP.


                                      By /s/ Robert Fuller
                                        --------------------------------
                                      Robert Fuller
                                      Chief Executive Officer


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registration and in the following capacities on October 29, 1999:

SIGNATURE                      TITLE
---------                      -----
/s/ Michael Metcalfe
--------------------------
Michael Metcalfe               Chairman of the Board and President

/s/ Robert Fuller
--------------------------
Robert Fuller                  Director and Chief Executive Officer
                               (Principal Executive Officer)
/s/ Winston V. Barta
--------------------------
Winston V. Barta               Director, Vice President of Marketing
                               and Business Development
/s/ L. James Porter
--------------------------
L. James Porter                Director, Chief Financial Officer, Vice
                               President of Finance and Administration
                               and Secretary
                               (Principal Accounting Officer)
/s/ Jack MacDonald
--------------------------
Jack MacDonald                 Director

/s/ Barr Potter
--------------------------
Barr Potter                    Director