Form 10QSB
period 1999-10-31
GLOBAL MEDIA CORP
filed 1999-12-15
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 31, 1999

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

         400 ROBSON STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6B 2B4
               (Address of Principal Executive Offices; Zip Code)

       Registrant's telephone number, including area code: (604) 688-9994

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes    No
                                               ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF DECEMBER 14, 1999, THERE WERE 21,385,357 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK.

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MEDIA CORP.


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              (in US dollars)

                                                                       OCTOBER 31             JULY 31
                                                                             1999                1999
                                                                            $                   $
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                               1,797,883            5,649,073
Short-term investments                                                    240,000              240,000
Trade and other receivables                                               101,670               84,336
Prepaid expenses                                                           18,501               37,760
-------------------------------------------------------------------------------------------------------
                                                                        2,158,054            6,011,169
Capital assets [NOTE 4]                                                 3,989,948            1,537,434
-------------------------------------------------------------------------------------------------------
                                                                        6,148,002            7,548,603
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                  471,554              368,094
Due to affiliated company [NOTE 5]                                        135,870              132,946
Due to shareholders [NOTE 5]                                              225,128              221,091
-------------------------------------------------------------------------------------------------------
                                                                          832,552              722,131
-------------------------------------------------------------------------------------------------------
Commitments and contingencies [NOTE 8]
Convertible preferred shares [NOTE 7]                                           -            7,089,775

SHAREHOLDERS' EQUITY
Convertible preferred shares [NOTE 7]                                   7,210,871                    -
   100,000,000 authorized, 8,500 issued and outstanding
Common shares, par value $0.001 each, 200,000,000 authorized,              12,707               12,658
   20,705,456 and 20,656,331 issued and outstanding [NOTE 6]
-------------------------------------------------------------------------------------------------------
                                                                        7,223,578               12,658
-------------------------------------------------------------------------------------------------------
Additional paid in capital [NOTE 7]                                     2,661,310            2,617,109
Deficit                                                                (4,569,438)          (2,893,070)
-------------------------------------------------------------------------------------------------------
                                                                        5,315,450             (263,303)
-------------------------------------------------------------------------------------------------------
                                                                        6,148,002            7,548,603
-------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                         CONSOLIDATED STATEMENTS OF LOSS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                    (in US dollars)

                                                                     FOR 3 MONTHS
                                                                    ENDED OCTOBER 31
                                                               1999                 1998
                                                                 $                    $
--------------------------------------------------------------------------------------------
SALES                                                         13,645                     -

COST OF SALES                                                 72,790                     -
--------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                          (59,145)                    -
--------------------------------------------------------------------------------------------


OPERATING EXPENSES
   Depreciation and amortization [NOTE 7]                     91,584                13,047
   General and administrative                                290,091                90,369
   Sales and marketing                                       547,134                 8,702
   Shareholder communications                                 67,200                40,969
   Stock options compensation [NOTE 6]                             -               548,800
   Technical operations and development                      507,756                     -
--------------------------------------------------------------------------------------------
                                                           1,503,765               701,887
LOSS FROM CONTINUING OPERATIONS
   AND BEFORE OTHER ITEMS                                 (1,562,910)             (705,100)
--------------------------------------------------------------------------------------------
OTHER ITEMS
   Interest                                                   12,273                     -
   Foreign exchange                                           (4,635)               (3,213)
--------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS BEFORE
   DISCONTINUED OPERATIONS                                (1,555,272)             (705,100)
DISCONTINUED OPERATIONS [NOTES 1 AND 3]                            -                (7,049)
--------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE QUARTER               (1,555,272)             (712,149)
--------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                          (0.08)                (0.04)
--------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION
   OF LOSS PER SHARE                                      20,680,894            19,890,831
--------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                                            CONSOLIDATED STATEMENTS OF
                                         SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                    (Unaudited)

                                                                                                           (in US dollars)

                                              PREFERRED STOCK               COMMON STOCK             ADDITIONAL     RETAINED
                                        -------------------------   --------------------------        PAID-IN       EARNINGS
                                           SHARES       AMOUNT         SHARES          AMOUNT         CAPITAL       (DEFICIT)
                                              #            $              #               $              $              $
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                          -              -     19,890,831         11,892        543,525       (661,996)
Preferred shares issued [NOTE 7]            8,500      7,089,775              -              -              -              -
Warrants issued on financing [NOTE 7]           -              -              -              -      1,000,000              -
Stock options exercised                         -              -        765,500            766        392,484              -
Compensatory stock options                      -              -              -              -        681,100              -
Loss for the year                               -              -              -              -              -     (2,231,074)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1999                      8,500      7,089,775     20,656,331         12,658      2,617,109     (2,893,070)
Stock options exercised                         -              -         49,125             49         44,201              -
Loss for the quarter                            -              -              -              -              -     (1,555,272)
Accrued dividends                                       (121,096)             -              -              -       (121,096)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1999                   8,500      7,210,871     20,705,456         12,707      2,661,310     (4,569,438)
------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     (in US dollars)

                                                                                       FOR 3 MONTHS
                                                                                     ENDED OCTOBER 31
                                                                                 1999                 1998
                                                                                  $                     $
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the quarter                                                         (1,555,272)            (712,149)
Items not requiring an outlay of funds
   Share option compensation expense [NOTE 6]                                         -              548,800
   Share option professional fees expense [NOTE 6]                                    -               12,600
   Amortization                                                                  91,584               13,633
-------------------------------------------------------------------------------------------------------------
                                                                             (1,463,688)            (137,116)
Changes in non-cash operating working capital
   Other receivable                                                             (17,334)                (320)
   Inventory                                                                          -                1,199
   Prepaid expenses                                                              19,259                7,641
   Accounts payable and accrued liabilities                                     103,460              117,504
-------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                            (1,358,303)             (11,092)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capitalized development costs                                                (2,145,170)                   -
Purchase of capital assets                                                     (402,099)             (26,524)
-------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                            (2,547,269)             (26,524)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Advances from (to) shareholders                                                   2,924              (68,127)
Advances from affiliated company                                                  4,037              151,431
Stock options exercised                                                          44,250                    -
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                            51,211               83,304
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           3,171                5,985

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE QUARTER          (3,851,190)              51,673
Cash and cash equivalents, beginning of quarter                               5,649,073               14,996
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                     1,797,883               66,669
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest - paid                                                                       -                1,765
-------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

The following notes are to be read in conjunction with the notes to our audited financial statements contained in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on November 1, 1999.


1.       NATURE OF BUSINESS

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, B.C., Canada. The Company was previously engaged in the marketing of satellite programming and hardware and providing call center services [see note 3]. The Company discontinued its satellite line of business by the end of fiscal 1998, and the call center business during the third quarter of fiscal 1999. During the third quarter of fiscal 1999, the company adopted an internet-focused business plan. Since then, it has been engaged primarily in the development of an electronic commerce web site, the development of a broadcast network over the internet, including streaming services, a customized media player and simulated live internet-only radio stations, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet.

On May 18, 1999 a beta version of the e-commerce web site was launched and in September 1999, trial implementations were started for network associate e-commerce storefronts. Also on August 31, 1999, the beta implementation of the Global Media Broadcast Network began with the launch of three live network associate stations. In October, 1999, ten simulated live stations were launched by the Company and integrated into the Global Media Player, currently still under development.

2.       SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

COMPARATIVE FIGURES

Certain amounts for 1999 have been reclassified to conform with the current quarter's presentation.

LOSS PER SHARE

Basic and fully diluted earnings per share has been computed using the weighted average number of common shares outstanding during the applicable period. The effect of common stock options and warrants would be anti-dilutive and therefore is not included in the calculation of fully diluted earnings per share.

3.       DISCONTINUED OPERATIONS

The Company withdrew from the home satellite business in late fiscal 1998, and the call center business during the third quarter of fiscal 1999, and has therefore accounted for these businesses as discontinued operations, segregated in the accompanying consolidated statements of loss and comprehensive loss.

4.       CAPITAL ASSETS

                                                            ACCUMULATED        NET BOOK
                                          COST             AMORTIZATION          VALUE
                                            $                   $                  $
----------------------------------------------------------------------------------------
OCTOBER 31, 1999
Broadcast network development           2,849,973                  -          2,849,973
Communications infrastructure              90,599             52,850             37,749
Computer hardware                         599,717             92,007            507,710
Leasehold improvements                     31,989              3,503             28,486
Office furniture and equipment            107,596             10,282             97,314
Software                                   93,790             20,933             72,857
Web site development                      528,111            132,252            395,859
----------------------------------------------------------------------------------------
                                        4,301,775            311,827          3,989,948
----------------------------------------------------------------------------------------

JULY 31, 1999
Broadcast network development             704,803                  -            704,803
Communications infrastructure              89,391             44,463             44,928
Computer hardware                         295,417             59,834            235,583
Leasehold improvements                     14,925              2,269             12,656
Office furniture and equipment             50,661              6,477             44,184
Software                                   73,450             15,484             57,966
Web site development                      525,859             88,545            437,314
----------------------------------------------------------------------------------------
                                        1,754,506            217,072          1,537,434
----------------------------------------------------------------------------------------

5.       RELATED PARTY TRANSACTIONS

[i]      AMOUNTS DUE TO SHAREHOLDER AND AFFILIATED COMPANY

         As part of the Securities Purchase Agreement with RGC International Investors LDC ("RGC") [see note 7], the Company agreed to restructure the amounts due to a shareholder and an affiliated company. The agreement provided that one half of the amounts due to the shareholder and affiliated company will be repaid by the issue of common stock at a conversion price of $6.25 per share, which was the average closing bid prices of the common shares reported on the OTC Bulletin Board for the three consecutive days ended April 30, 1999.

         On July 26, 1999, the Company entered into an agreement with the shareholder to convert 50% of the amount due plus interest of $16,455 (for a total of $127,000) into common stock. The remaining $127,000 will be repaid in four quarterly installments of $31,750 beginning October 31, 1999 and ending on July 31, 2000. As of October 31, 1999, the shares had not been issued and no repayment had occurred.

         On July 26, 1999 the Company entered into an agreement with the affiliated company to convert 50% of the amount due plus interest of $8,413 (for a total of $74,886) into common stock. The remaining $74,886 will be repaid in four quarterly installments of $18,722 beginning October 31, 1999 and ending on July 31, 2000. As of October 31, 1999, the shares had not been issued and no repayment had occurred.

6.       SHARE CAPITAL

STOCK OPTION PLANS

As of October 31, 1999, the Company had stock options outstanding under two plans: 194,000 pertain to the 1998 Stock Option Plan and 3,115,075 pertain to the 1999 Stock Option Plan. Both plans are administered by the Board of Directors who have sole discretion and authority, subject to the plans, to determine awards including the conditions of exercise.

The 1998 plan, which became effective on August 21, 1998, provided for the issuance of 1,000,000 options within a period of 10 years from the effective date. All 1,000,000 options were granted during the 1999 fiscal year at an exercise price of $0.50 per share, of which 980,000 were granted to employees and 20,000 were granted to outside contractors. All options vested immediately. During the current quarter, 43,500 of these options were exercised. The 194,000 outstanding options have a remaining life of approximately nine months.

At the time of granting options under the 1998 plan, the Company's shares were not yet publicly traded. On the first day of public trading, the Company's shares had a closing market price of $1.06 per share. The Company recognized compensation expense in the first quarter of the 1999 fiscal year of $548,800 for the granting of these options to employees in accordance with APB 25. In addition, the Company recognized compensation expense of $12,600 in the first quarter of the 1999 fiscal year for the granting of 20,000 options to outside contractors in accordance with SFAS 123.

The 1999 plan, which became effective on March 24, 1999, provides for the issuance of a total of 4,000,000 options, within a period of 10 years from the effective date. During the current quarter, 1,200 options at an exercise price of $6.63, 15,000 at an exercise price of $7.00, 77,000 at an exercise price of $8.00 and 8,000 at an exercise price of $6.06 were granted, of which 9,200 options were granted to independent contractors. Of the 3,123,700 options granted in total, 2,034,200 options vest immediately and 1,089,500 vest on a quarterly basis over one year. The options expire five years from the date of grant. During the current quarter, 5,625 of the $4.00 options were exercised providing proceeds of $22,500.

Activity in the stock option plans for the current quarter and prior year is as follows:

                                                                    2000                                1999
                                                        -----------------------------      --------------------------------
                                                                         WEIGHTED                              WEIGHTED
                                                                          AVERAGE                               AVERAGE
                                                         OPTIONS       EXERCISE PRICE       OPTIONS         EXERCISE PRICE
                                                            #                $                 #                   $
Outstanding, beginning of quarter                       3,257,000           3.81                   -              -
Granted                                                   101,200           7.68           4,022,500              3.18
Exercised                                                 (49,125)          0.90            (765,500)             0.51
---------------------------------------------------------------------------------------------------------------------------
Outstanding, end of quarter                             3,309,075           3.97           3,257,000              3.81
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at the end of the quarter           2,727,284           3.78           2,497,167              3.67
---------------------------------------------------------------------------------------------------------------------------

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company applies APB 25 in accounting for its stock option plans for grants to employees. Where the exercise price is equal to or greater than the fair value of the stock at the date of the grant, no compensation is recorded. When the exercise price is less than the fair value, compensation expense for each option granted is recorded to the extent that the fair value exceeds the exercise price.

7.       CONVERTIBLE PREFERRED SHARES

On May 6, 1999, the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which the Company issued, for cash, a convertible debenture to RGC in the aggregate principal amount of $8,500,000 at an interest rate of 5%. On July 19, 1999, the debenture was converted into 8,500 convertible preferred shares with a dividend rate of 5%. The convertible preferred shares are convertible from time to time at RGC's option into shares of the Company at the lesser of a fixed conversion price or a variable conversion price based on the market price of the common shares at the time of conversion. Under the terms of the convertible preferred shares, because the Company's common shares were not approved for trading on the Nasdaq Stock Market by November 6, 1999, the conversion price of the preferred shares changed to the lesser of:


[a] 80% of the average of the seven consecutive lowest closing bid prices of the common shares reported on the OTC Bulletin Board (or Nasdaq Stock Market) during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

[b] 110% of the average closing bid price of the common shares over the ten trading days ending on November 6, 1999, or $6.435

The preferred shares include an investment option, exercisable by RGC at the time of conversion, to acquire a number of additional common shares equal to the number of common shares with respect to which RGC is converting the preferred shares, at an exercise price equal to the conversion price. This investment option has a three year term.

The preferred shares have a three year term, after which any previously unconverted portion is converted automatically into common shares under the same conversion terms described above.

In connection with the financing, RGC also received warrants to purchase 680,000 common shares of the Company at an exercise price of $8.3475. The warrants have a five year term.

The proceeds from RGC have been allocated to preferred shares and additional paid in capital in accordance with their fair values at the date of issuance. In addition, the Company agreed to provide the financing agents warrants to purchase 62,769 common shares at an exercise price of $8.125 which expire in five years. During the current quarter, $52,202 of finance costs were expensed. The remaining unamoritzed finance costs are presented as a reduction of the carrying value of the preferred shares.

During the current quarter, amortization expense of $84,018 was recorded in the statement of loss, as the proceeds allocated to additional paid in capital were considered a discount to be amortized over the term of the financing.

As of October 31, 1999, the carrying value of the convertible preferred shares was comprised of the following:

                                           OCTOBER 31           July 31
                                             1999                 1999
                                               $                    $
-------------------------------------------------------------------------------
Fair value upon issuance                  7,500,000            7,500,000
Accrued interest on debenture               101,528              101,528
Accrued dividend payable                    121,096                    -
Amortization of discount                     67,580               67,580
Less:  deferred financing costs            (579,333)            (579,333)
-------------------------------------------------------------------------------
                                          7,210,871            7,089,775
-------------------------------------------------------------------------------

As at July 31, 1999, there existed a mandatory liquidation event with respect to this financing which was outside of the control of the Company. This mandatory liquidation event was that the preferred shares would be mandatorily redeemed should the Company fail to obtain effectiveness with the Securities and Exchange Commission (SEC) of its registration statement on Form SB-2 which registered for resale the common shares issuable upon exercise of the preferred shares. As a result, the convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event as at July 31, 1999. On August 26, 1999, the Company's Form SB-2 registration statement was declared effective by the SEC. As a result, the preferred shares from this date onwards have been classified as shareholders' equity.

8.       COMMITMENTS AND CONTINGENCIES

[i] The Company received notice from an interested party on September 27, 1999 that it believes the Company to be in violation of certain registered trademarks which it possesses in certain Canadian provinces. While no legal proceedings have been initiated by this party, the notice represents an asserted claim that is reasonably possible of assertion. Management believes the claim is without merit and if asserted, will not be successful. However, Management believes that if successfully asserted, the impact of the claim will be immaterial.

[ii] Except as described in Note 10[i], no commitments outside of the regular course of business were entered into during the quarter.

[iii] By agreement dated April 20, 1999, as amended on June 4, 1999, the Company entered into an arrangement to engage RealNetworks, Inc. to perform consulting services in connection with the development of the Global Media Player and Broadcast Network. Under the terms of the agreement, the Company was required to make payments totaling $3,655,000 over the duration of the project with the final payment date projected to be December 21, 1999. At October 31, 1999, the remaining balance of the commitment was $825,000 and is only payable based on the satisfactory completion of the project.

9.       INCOME TAXES

For financial reporting purposes, a valuation allowance has been established for all deferred tax assets due to the uncertainty of realization.

10.      SUBSEQUENT EVENTS

[i]      STANDARD STRATEGIC INVESTMENT AGREEMENT

         On October 7, 1999, the Company entered into a letter of intent for a strategic relationship with Standard Radio Inc. ("Standard"). This transaction was closed as of December 7, 1999. Under the terms of this transaction, Standard invested $2 million into the Company and received 338,983 restricted common shares of the Company with piggy-back registration rights. Standard also committed to cause all radio stations owned by it at the time or during the three years following, to become network associates in the Global Media E-Commerce Network and Global Media Broadcast Network.

         In connection with the agreement, on December 7, 1999 the Company acted to increase the number of authorized directors by one and appointed Standard's Chief Executive Officer to the Company's Board of Directors. Upon accepting his position on the Board, this person received 125,000 options pursuant to the 1999 Stock Option Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options will vest over a three year period on a quarterly basis from the date of grant and will expire five years from the grant date.

         Furthermore, effective December 7, 1999 the Company and each of the six general managers of the Standard radio stations, Standard's national program director and the general manger of Standard's syndication division entered into consulting agreements. In consideration of services to be performed under these agreements, the Company granted each individual options to acquire up to 20,000 shares pursuant to the 1999 Stock Option Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options will vest over a one year period from the date of grant depending on certain performance criteria being met, and will expire five years from the grant date.

[ii]     OPTIONS

         Subsequent to quarter end, RGC International Investors LDC ("RGC") exercised its investment options to purchase 164,217 common shares of the Company, in conjunction with conversion of preferred shares. [see note 7] The Company received net proceeds of $668,399 from the investment option exercises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
NOTE: The following discussion contains or may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained herein relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").
-------------------------------------------------------------------------------

OVERVIEW

QUARTER ENDED OCTOBER 31, 1999

During the quarter ended October 31, 1999, we made significant strides towards building our e-commerce and streaming infrastructure and expanding our clientele of network and broadcast associates. As of October 31, 1999, we had signed up 59 network associates (representing 104 unique e-commerce sites and 12 broadcast associates). Of these, 68 e-commerce sites were online and 3 broadcasting associates were streaming by quarter end. This compares to 19 network associates signed up as of July 31, 1999, none of which were implemented at that time.

Subsequent to quarter end, we have experienced significant growth. As of December 10, 1999, we have signed up 96 network associates (representing 148 unique e-commerce sites and 26 broadcast associates). We commenced the quarter with 39 full time staff and ended the quarter with 81. We currently employ 105 full time staff members.

Also during the first quarter of fiscal 2000, we launched 10 proprietary simulated live internet-only radio stations on RealNetwork's Broadcasting Network. Subsequent to the end of the first quarter, these 10 stations were added to the station directory of the RealPlayer 7 streaming media player, which was launched by RealNetworks on November 8, 1999.

OUR BUSINESS

We sell music CDs and cassettes, home videos and digital video discs (DVDs), books and other entertainment products. Sales are made through our own online store and through the private-label storefronts which we create for the network associates in our Global Media Network program. Visitors to those storefronts can place merchandise orders from the storefront on our network associates' Web sites, which we then process through our e-commerce backend solution and fulfill through our fulfillment partners.

We also offer an award winning streaming media broadcasting solution to radio and television stations and internet sites through our Global Media Broadcast Network program. The centerpiece of our Broadcast Network solution is the Global Media Player, a streaming media player that is being developed for us by RealNetworks, Inc. The Global Media Player is private-label branded for our broadcasting associates and enables listeners to stream live and simulated live audio, video and other multimedia content such as radio feeds from our 10 proprietary music stations and from the stations of each of our broadcast associates.

We launched our Broadcast Network program with the beta version of the Global Media Player in October 1999, and expect to incorporate the commercial version into our Broadcast Network on December 21, 1999. When our Broadcast Network is integrated with our e-commerce solution, our network associates can offer their customers a tightly integrated entertainment and online shopping experience. For example, accessing our Broadcast Network will enable a network associate's customers to listen to live music programming through the Global Media Player and purchase CDs of the featured artists at the same time.

We launched a beta version of our own e-commerce site in May 1999 to demonstrate our e-commerce solution, and commercially launched our own online store in September 1999. We significantly revised our online store on November 29, 1999 to offer greater functionality and ease of use. Our online store combines an extensive catalogue of music, books, videos and other entertainment products, with easy-to-use navigation and search capabilities and entertainment-focused content. Additionally, visitors can download the Global Media Player for free. We are continuing the further development of our online store and e-commerce backend to provide additional features and content, and expect that these enhancements will improve the revenue generating potential of our own store and the stores of our network associates.

Since our inception, we have incurred significant losses, including losses from our discontinued operations. SEE "Discontinued Operations." Since the third quarter of fiscal 1999, these losses have resulted primarily from costs related to developing our e-commerce products and our Web sites, developing or acquiring technologies to be used in our business and general corporate overhead. To date, we have generated minimal revenues from our new operations. We expect to continue incurring net losses for the foreseeable future, as we plan to invest in:

-        promoting our network associate program;

-        completing, launching and marketing our Broadcast Network;

- enhancing our e-commerce site and improving its reliability and functionality;

-        developing our infrastructure and applications;

-        marketing and promotion; and

-        hiring additional employees.

We believe these expenditures are necessary to attract more customers to our site and the Web sites of our network associates, and to generate greater online revenues.

Our revenues for the foreseeable future will derive primarily from advertising and product sales and will depend primarily on the number of network and broadcast associates that we sign up, the number of listeners on our simulated live stations, the number of visitors that we are able to attract to our online store and that our network associates are able to attract to their stores, and on how many of those visitors purchase our products. Our Broadcast Network revenues will also depend to a significant extent on our ability to attract customers (such as radio and television stations) for these streaming media services. We have recently initiated a program to market streaming media consulting services and expect that over time this service line could become a significant revenue contributor. We cannot forecast with any degree of certainty the number of visitors to our online store or the stores of our network associates, the number of visitors that will become customers, the number of customers we will be able to secure for our streaming media services, or the amount of entertainment product sales and streaming media services revenues. If our revenue growth is slower than anticipated or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve or sustain profitability.

We were incorporated in April 1997 and acquired Westcoast Wireless Cable Ltd. in May 1997 from our controlling shareholder. We discontinued Westcoast's historical operations, the sale and servicing of direct-to-home satellite broadcast hardware and programming services, in the fourth quarter of fiscal 1998, and discontinued our other historical operations, the operation of a call center, in the third quarter of fiscal 1999. SEE "Discontinued Operations."

Because of the development stage of our business and the seasonality inherent in a retail business, our results of operations discussed below are not necessarily indicative of the results you should expect for any future comparable period. SEE " - Seasonality." Inflation has not historically had any material effect on our operations.

RESULTS OF CONTINUING OPERATIONS

-------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center and home satellite businesses.
-------------------------------------------------------------------------------

QUARTER ENDED OCTOBER 31, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

         SALES. Revenues of $13,645 were generated from our e-commerce and broadcasting operations in the first quarter of fiscal 2000, compared to none in the first quarter of fiscal 1999. Our internet-focused business did not commence until the third quarter of fiscal 1999. SEE " - Recent Events."

         COST OF SALES. Expenditures of $72,790 were recorded in the first quarter of fiscal 2000, compared to none in the first quarter of fiscal 1999, due primarily from incurring minimum contractual broadcasting related charges that were payable as we continued to develop our network.

         OPERATING EXPENSES. Our operating expenses increased 114% to $1,503,765 in the first quarter of fiscal 2000, from $701,887 in the first quarter of fiscal 1999. This increase was due primarily to increased legal, accounting and other expenses related to being a public reporting company, expenses related to our new Vancouver, B.C. facility and personnel, capital assets and other costs associated with the development and launch of our internet sites and our network associate programs, as follows:

- Amortization increased to $91,584 in the first quarter of fiscal 2000, from $13,047 in the first quarter of fiscal 1999, due primarily to the acquisition of additional capital assets.

- General and administrative expenses increased 221% to $290,091 in the first quarter of fiscal 2000, from $90,369 in the first quarter of fiscal 1999, due primarily to the costs associated with multiple office locations and the administration required for a significantly larger organization.

- Sales and marketing expenses increased to $547,134 in the first quarter of fiscal 2000, compared to $8,702 in the first quarter of fiscal 1999. The increase was primarily due to the costs associated with attending industry related conferences, marketing of the Network Associate program and travel relating to the development of strategic alliances and potential financing sources.

- Shareholder communication expenses increased 64% to $67,200 in the first quarter of fiscal 2000, from $40,969 in the first quarter of fiscal 1999, due primarily to the costs of being a publicly-traded company for the full quarter versus a partial quarter in the prior year.

- Technical operations and development expenses were $507,756 in the first quarter of fiscal 2000, as compared to none in the first quarter of fiscal 1999. These expenses were primarily due to the costs of developing our e-commerce and streaming media technologies.

- We incurred no stock option compensation expenses in the first quarter of fiscal 2000, compared to $548,800 in the first quarter of fiscal 1999 as the result of issuing stock options in fiscal 1999 to certain of our officers and employees for less than the market trading price of our common stock on the date we began trading on the OTC Bulletin Board.

         INTEREST. We earned $12,273 in interest income in the first quarter of fiscal 2000, compared to none in the first quarter of fiscal 1999, on the funds received from our convertible debenture and warrant offering to RGC. SEE "- Liquidity and Capital Resources."

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $1,555,272 net loss from continuing operations for the first quarter of fiscal 2000, up 121% from our $705,100 net loss from continuing operations for the first quarter of fiscal 1999, due primarily to the increase in operating expenses as we implemented our internet-focused business plan.

         NET LOSS FROM ALL OPERATIONS. We experienced a $1,555,272 net loss from all operations for the first quarter of fiscal 2000, up 118% from our $712,149 net loss from all operations for the first quarter of fiscal 1999. SEE
"- Discontinued Operations."

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center and home satellite businesses. This section should be read in conjunction with "- Results of Continuing Operations" above.
-------------------------------------------------------------------------------

QUARTER ENDED OCTOBER 31, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

         FINANCING ACTIVITIES. We financed our operations and capital expenditures in first quarter fiscal 2000 primarily from existing cash resources. Cash received upon the exercise of stock options was $44,250 in first quarter fiscal 2000, due to the exercise of 49,125 stock options. No stock options were exercised in first quarter fiscal 1999.

         CAPITAL EXPENDITURES AND COMMITMENTS. Our capital expenditures increased to $2,547,269 in first quarter fiscal 2000, from $26,524 in first quarter fiscal 1999, primarily as the result of capitalized development costs for our Broadcast Network and Global Media Player, and computer hardware, software and operating equipment purchases. As of October 31, 1999, we had no material commitments outstanding for purchases of additional capital assets, except for $825,000 due under our April 20, 1999 engagement of RealNetworks to perform consulting services in connection with the design and development of our Broadcast Network and Global Media Player.

         WORKING CAPITAL (DEFICIENCY). At October 31, 1999, we had working capital of $1,325,502 and a working capital ratio of 2.59. This represents an improvement from our October 31, 1998 working capital deficiency of $436,869 and working capital ratio of 0.14.

RECENT EVENTS

OFFERING TO RGC INTERNATIONAL INVESTORS LDC.

         OFFERING. In May 1999, we raised $8.5 million through the sale of a convertible debenture, in the original principal amount of $8.5 million, to RGC International Investors LDC. On July 19, 1999, we exercised our right to convert the debenture into 8,500 shares of our Series A convertible preferred stock. In the offering, we also issued RGC a five-year warrant to purchase 680,000 shares of common stock at $8.3475 per share. In addition, we granted RGC the option, exercisable simultaneously with conversion of the Series A preferred stock into common stock, to purchase an equal number of additional shares of common stock at a per share price equal to the conversion price in effect at the time of conversion. Without giving effect to the accrual of additional amounts on the stated value of the Series A preferred stock since May 6, 1999, the exercise in full of the these investment options could result in up to an additional $8.5 million being invested by RGC. With full exercise of warrants and options, the potential total investment by RGC would be $22.7 million. Subsequent to the quarter end, RGC exercised options for the purchase of 164,217 common shares, providing additional cash proceeds of $668,399 to us.

         TERMS OF PREFERRED STOCK. The stated value of each share of Series A preferred stock ($1,000), plus an amount accruing thereon at the rate of 5% per annum, is convertible from time to time into shares of our common stock based upon the lesser of a fixed conversion price or a variable conversion price. In accordance with the terms of the Series A preferred stock, the fixed conversion price and the applicable percentage of the future market price used in the variable conversion price calculation was adjusted downward since our common stock was not listed on the Nasdaq National Market or the Nasdaq SmallCap Market by November 6, 1999. See "Note 7 to Financial Statements." The decrease in the fixed and variable conversion prices will increase the number of shares of common stock issuable upon conversion, which could cause substantial additional dilution to other holders of our common stock. The Series A preferred stock has no voting rights, except that the holders of the Series A preferred stock have the right to vote on issues directly affecting the Series A preferred stock as a class. Under certain circumstances, we may be required to redeem the Series A preferred stock upon the occurrence of certain events that are within our control. To the extent not previously converted, the shares of Series A preferred stock will automatically convert into common stock on May 6, 2002.

         NASDAQ LISTING. We filed a listing application with Nasdaq on November 15, 1999, for inclusion on its Small Cap market. However, there is no assurance that our application will be approved.

         REGISTRATION OF UNDERLYING COMMON SHARES. Effective as of August 26, 1999, we registered 7,443,153 shares of our common stock which the selling holders of those shares may acquire on conversion or exercise of shares of the outstanding Series A convertible preferred stock, related warrants and related investment options. As of December 9, 1999, RGC had converted a total of 650 shares of our Series A preferred stock into 164,217 shares of common stock, had exercised investment options to purchase 164,217 shares of our common stock, and had exercised none of the related warrants.

LAUNCH OF E-COMMERCE SITE.

We launched a beta version of our online store in May 1999 and commercially launched it in September 1999. We adopted an initial pricing policy intended to result in a small initial volume of transactions while site development and systems integration was fully completed. We do not anticipate earning significant e-commerce revenues until we launch a substantial number of private label online stores for associates participating in our network associate program.

STRATEGIC RELATIONSHIP WITH STANDARD RADIO INC.

On December 7, 1999, we entered into a strategic relationship with Standard Radio Inc. We expect this relationship to provide significant opportunities for future revenues and growth, in addition to the initial cash investment. In that transaction (a) Standard invested $2,000,000 in exchange for 338,983 shares of our common stock at a purchase price of $5.90 per share, (b) Standard's president and chief executive officer, Gary Slaight, was appointed to a seat on our Board of Directors and granted options to purchase 125,000 shares of common stock, (c) we entered into agreements with eight members of Standard's management team under which they will serve on a marketing advisory committee to Global Media and will promote our solutions to other radio stations in North America, for which each will receive unvested options to purchase up to 20,000 shares of our common stock, (d) Standard agreed to cause each of the radio stations owned and controlled by it now and for the next three years to become e-commerce and broadcast associates of Global Media, and (e) Standard received the right to approve agreements between us and radio stations which compete in the same genre and locale as each of Standard's stations in Canada.

FUTURE CAPITAL REQUIREMENTS

We expect negative cash flow from operations to continue for fiscal 2000, as we continue to develop and market our internet-focused operations, and anticipate achieving break-even in fiscal 2001 and profitability during fiscal 2002. We currently anticipate that approximately $4 million of additional funds will be required to meet our anticipated needs for working capital, capital expenditures and business expansion through fiscal 2000. However, we expect to meet this need through the exercise of existing options and warrants.

We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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

FOREIGN CURRENCY TRANSLATION

We have translated our monetary assets and liabilities which are denominated in a foreign currency into U.S. dollars at the period-end exchange rates. We have translated our income and expense items at the average exchange rates prevailing during the fiscal period. Exchange gains and losses arising on translation are reflected in net income for the period.

DISCONTINUED OPERATIONS

We were previously engaged in the marketing of satellite programming and hardware and providing call center services. We withdrew from the home satellite business in late fiscal 1998, and the call center business during the third quarter of fiscal 1999, and therefore have accounted for these businesses as discontinued operations. The consolidated statements of loss report $7,049 of net loss from these discontinued operations for the quarter ended October 31, 1998. This loss figure represents $20,130 of revenues from the discontinued call center operations offset by an equal amount of operating expenses, plus $7,049 of charges and closing adjustments relating to the discontinued satellite operations.

RISKS ASSOCIATED WITH THE YEAR 2000

We have assessed the year 2000 readiness of the software, computer technology and other systems that we use internally. Based on our review, we do not believe that we have material exposure to the year 2000 issue with respect to our own information systems since our existing systems correctly define the year 2000.

We have inquired of our material vendors as to the year 2000 compliance of their own systems or whether they have or finalized any contingency plans to address year 2000 problems that may arise. We have received information from our material vendors Baker & Taylor, Valley Media, Muze, RealNetworks and MCI Worldcom, asserting that they are year 2000 compliant or nearing completion. We are currently unable to predict the extent to which the year 2000 issue will affect our other suppliers, or the extent to which we would be vulnerable to our suppliers' failure to remediate any year 2000 issues on a timely basis. The failure of a major supplier subject to the year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with our systems could have a material adverse effect on us.

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

We have not developed a contingency plan to address situations that may result if we, our suppliers or the credit card systems used by our customers are unable to achieve year 2000 compliance. The failure if we, our suppliers or the credit card systems used by our customers to achieve year 2000 compliance could have a material adverse effect on our business.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


On December 7, 1999, we entered into a strategic relationship with Standard Radio Inc. In that transaction Standard invested $2,000,000 into Global Media in exchange for 338,983 shares of Common Stock at a purchase price of $5.90 per share. This sale was made under the exemption from registration provided for non-public offerings by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS.

The following documents are filed as exhibits to this quarterly report:


EXHIBIT
NUMBER     DESCRIPTION
  10.24    Strategic Investment Agreement dated December 7, 1999,
           between Global Media and Standard Radio Inc.
  10.25    Co-Marketing and Sale Agreement dated December 7, 1999, between
           Global Media and Standard Radio Inc.
  10.26    Form of Consulting Agreement between Global
           Media and individual consultants under Strategic Investment
           Agreement.
  27       Financial Data Schedule.

B.    REPORTS ON FORM 8-K.

      None during the reporting period.

                                     SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 15, 1999          /s/ L. James Porter
                                 ----------------------------------------------
                                 L. James Porter
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer,
                                 and authorized signatory for the registrant)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:


EXHIBIT
NUMBER     DESCRIPTION
  10.24    Strategic Investment Agreement dated December 7, 1999,
           between Global Media and Standard Radio Inc.
  10.25    Co-Marketing and Sale Agreement dated December 7, 1999,
           between Global Media and Standard Radio Inc.
  10.26    Form of Consulting Agreement between Global
           Media and individual consultants under Strategic Investment
           Agreement.
  27       Financial Data Schedule.