Form 10QSB
period 2000-01-31
GLOBAL MEDIA CORP
filed 2000-03-16
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTER ENDED JANUARY 31, 2000

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
 (State or other jurisdiction of incorporation                     (I.R.S. Employer Identification No.)
               or organization)

         400 ROBSON STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6B 2B4
               (Address of Principal Executive Offices; Zip Code)

       Registrant's telephone number, including area code: (604) 688-9994

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF MARCH 13, 2000, THERE WERE 23,396,236 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK.

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MEDIA CORP.

                                            CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)

                                 (in US dollars)

                                                                   JANUARY 31            JULY 31
                                                                         2000               1999

                                                                           $                  $
                                                                   ----------            ---------
ASSETS

CURRENT

Cash and cash equivalents                                             2,542,833         5,649,073
Short-term investments                                                  240,000           240,000
Trade and other receivables                                             182,200            84,336
Prepaid expenses                                                         40,384            37,760
                                                                   ------------         ----------
                                                                      3,005,417         6,011,169
Capital assets [NOTE 4]                                               4,849,440         1,537,434
                                                                   ------------         ----------
                                                                      7,854,857         7,548,603
                                                                   ============         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

Accounts payable and accrued liabilities                                395,359           368,094
Due to affiliated company [NOTE 5]                                       52,091           132,946
Due to shareholders [NOTE 5]                                             94,349           221,091
Current portion of long-term debt                                        66,180                --
                                                                   ------------         ----------
                                                                        607,979           722,131
LONG-TERM DEBT
Lease payable                                                            86,407                 --
                                                                   ------------         ----------
                                                                        694,386           722,131
                                                                   ------------         ----------
Commitments and contingencies [NOTE 9]
Convertible preferred shares [NOTE 7]                                         --         7,089,775
SHAREHOLDERS' EQUITY
Convertible preferred shares [NOTE 7]                                 5,709,104                 --
   100,000,000 authorized, 6,625 issued and outstanding
Common shares, par value $0.001 each, 200,000,000 authorized,            14,131            12,658
   22,128,826 and 20,656,331 issued and outstanding [NOTE 6]
                                                                   ------------         ----------
                                                                      5,723,235            12,658
Additional paid in capital [NOTE 7]                                   8,639,002         2,617,109
Deficit                                                              (7,201,766)       (2,893,070)
                                                                   ------------         ----------
                                                                      7,160,471          (263,303)
                                                                   ------------         ----------
                                                                      7,854,857         7,548,603
                                                                   ============         ==========


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                                          CONSOLIDATED STATEMENTS OF LOSS
                                              AND COMPREHENSIVE LOSS
                                                    (Unaudited)

                                                                                 (in US dollars)

                                                        FOR 3 MONTHS            FOR 6 MONTHS
                                                      ENDED JANUARY 31        ENDED JANUARY 31

                                                     2000          1999       2000          1999
                                                       $             $          $            $
                                               -----------      ---------    ---------    ----------

SALES                                               58,635            --         72,280          --
COST OF SALES                                       57,923                      130,713
                                               -----------      ---------    ---------    ----------
GROSS PROFIT (LOSS)                                    712            --       (58,433)          --
                                               -----------      ---------    ---------    ----------

OPERATING EXPENSES

   Depreciation and amortization                   256,267        22,230        347,851      35,277
   General and administrative                      500,701       113,868        790,792     203,269
   Sales and marketing                           1,114,037        25,265      1,661,171      33,967
   Shareholder communications                       59,395        52,317        126,595      93,286
   Stock options compensation [NOTE 6]                  --            --             --     548,800
   Technical operations and development            577,817            --      1,085,573          --
                                               -----------      ---------    ---------    ----------
                                                 2,508,217       213,680      4,011,982     914,599
LOSS FROM CONTINUING OPERATIONS AND

   BEFORE OTHER ITEMS                          (2,507,505)     (213,680)    (4,070,415)   (914,599)
                                               -----------      ---------    ---------    ----------
OTHER ITEMS

   Interest                                         64,353            --         76,626          --
   Financing                                      (74,517)       (9,905)       (74,517)    (10,873)
   Foreign exchange                                  9,279       (1,161)          4,644     (4,374)
                                               -----------      ---------    ---------    ----------
LOSS AND COMPREHENSIVE LOSS BEFORE

   DISCONTINUED OPERATIONS                     (2,508,390)     (224,746)    (4,063,662)   (929,846)
DISCONTINUED OPERATIONS [NOTE 3]                        --         4,984             --     (2,065)
                                               -----------      ---------    ---------    ----------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD

                                               (2,508,390)     (219,762)    (4,063,662)   (931,911)
                                               ===========     ==========   ===========   ==========

LOSS PER COMMON SHARE                               (0.11)        (0.01)         (0.19)      (0.05)
                                               ===========     ==========   ===========   ==========

WEIGHTED AVERAGE SHARES USED IN THE
   COMPUTATION OF LOSS PER SHARE                22,104,264    20,108,698     21,772,984  19,999,764
                                               ===========     ==========   ===========   ==========


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.

                                            CONSOLIDATED STATEMENTS OF
                                         SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                    (Unaudited)

                                                                                                  (in US dollars)

                                                                                           ADDITIONAL RETAINED

                                          PREFERRED STOCK               COMMON STOCK         PAID IN   EARNINGS
                                          SHARES     AMOUNT          SHARES     AMOUNT       CAPITAL  (DEFICIT)
                                            #          $                #          $          $         $
                                         ---------  -----------  -----------    ----------  ----------- -------------

BALANCE, JULY 31, 1998                      --            --      19,890,831       11,892      543,525     (661,996)
Preferred shares issued [NOTE 7]           8,500     7,089,775          --           --           --           --
Warrants issued on financing [NOTE          --            --            --           --      1,000,000         --
7]

Stock options exercised                     --            --         765,500          766      392,484         --
Compensatory stock options                  --            --            --           --        681,100         --
Loss for the year                           --            --            --           --           --     (2,231,074)
                                         ---------  -----------  -----------    ----------  ----------- -------------
BALANCE, JULY 31, 1999                     8,500     7,089,775    20,656,331       12,658    2,617,109   (2,893,070)
Stock options exercised                     --            --         605,551          606    2,193,714         --
Conversion of preferred shares            (1,875)   (1,625,705)      495,426          495    1,625,210           __
[NOTE 7]
Conversion of amounts due to                  __            __        32,535           33      203,313           __
shareholder                                   __            __       338,983          339    1,999,656           __
   and affiliated company [NOTE 5]
Issue of restricted shares [NOTE 8]

Loss for the quarter                        --                            __         --           --     --(4,063,662)
Accrued preferred share premium             --         245,034          --           --           --       (245,034)
                                         ---------  -----------  -----------    ----------  ----------- -------------
BALANCE, JANUARY 31, 2000                  6,625     5,709,104    22,128,826       14,131    8,639,002   (7,201,766)
                                         =========  ===========  ===========    ==========  =========== =============

SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                 (in US dollars)

                                                                             FOR 6 MONTHS
                                                                           ENDED JANUARY 31

                                                                         2000               1999
                                                                           $                  $
                                                                     -----------         ----------
OPERATING ACTIVITIES

Loss for the period                                                  (4,063,662)         (931,911)
Items not requiring an outlay of cash
   Share option compensation expense [NOTE 6]                                --           548,800
   Share option professional fees expense [NOTE 6]                           --            12,600
   Amortization                                                         347,851            50,508
                                                                     -----------         ----------
                                                                     (3,715,811)         (320,003)

Changes in non-cash operating working capital

   Trade and other receivables                                          (97,864)                --
   Inventory                                                                  --             1,992
   Prepaid expenses                                                      (2,624)            4,466
   Accounts payable and accrued liabilities                              27,265           (74,887)
                                                                     -----------         ----------
CASH USED IN OPERATING ACTIVITIES                                    (3,789,034)         (388,432)
                                                                     -----------         ----------
INVESTING ACTIVITIES

Capitalized development costs                                        (2,970,337)                --
Purchase of capital assets                                             (728,014)         (147,016)
                                                                     -----------         ----------
CASH USED IN INVESTING ACTIVITIES                                    (3,698,351)         (147,016)
                                                                     -----------         ----------

FINANCING ACTIVITIES
Advances (to) from shareholders                                         (16,466)          150,131
Advances (to) from affiliated company                                   (14,467)          154,104
Note payable                                                                 --           500,000
Lease payable                                                           152,587                --
Issue of restricted shares                                            1,999,995                --
Stock options exercised                                               2,194,320           326,800
                                                                     -----------         ----------
CASH PROVIDED BY FINANCING ACTIVITIES                                 4,315,969         1,131,035
                                                                     -----------         ----------
Effect of exchange rate changes on cash                                  65,176              (207)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE          (3,106,240)          595,380
QUARTER

Cash and cash equivalents, beginning of period                        5,649,073            14,996
                                                                     -----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              2,542,833           610,376
                                                                     ===========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest - paid                                                           6,728            11,610
                                                                     ===========         ==========


SEE ACCOMPANYING NOTES

The following notes are to be read in conjunction with the notes to our audited financial statements contained in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on November 1, 1999.

1. NATURE OF BUSINESS

Global Media Corp. (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, B.C., Canada. During the third quarter of fiscal 1999, the company adopted an internet-focused business plan. Since then, it has been engaged primarily in the development of an electronic commerce web site, the development of a broadcast network over the internet, including streaming services, a customized media player and simulated live internet only radio stations, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet.

On May 18, 1999 a beta version of the e-commerce web site was launched and in September 1999, trial implementations were started for network associate e-commerce storefronts. On August 31, 1999, the beta implementation of the Global Media Broadcast Network began with the launch of three live network associate stations. In October 1999, ten simulated live internet-only stations were launched by the Company and integrated into the Global Media Player, at that time in beta form. In November 1999, nine of the simulated live stations were added to the stations directory presets of the RealPlayer. Also in November 1999, a revised version of the online store was launched. In January 2000, the Global Media Player was commercially launched.

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

3. DISCONTINUED OPERATIONS

The Company withdrew from the home satellite business in late fiscal 1998 and the call center business during the third quarter of fiscal 1999, and has therefore accounted for these businesses as discontinued operations, segregated in the accompanying consolidated statements of loss and comprehensive loss.



4. CAPITAL ASSETS

                                                                    ACCUMULATED          NET BOOK
                                                       COST        AMORTIZATION            VALUE
                                                         $               $                   $
                                                    ---------      -------------       -----------
JANUARY 31, 2000

Broadcast network development                       3,675,140           102,299         3,572,841
Communications infrastructure                          91,787            64,075            27,712
Computer hardware                                     878,708           154,044           724,664
Leasehold improvements                                 43,993             9,838            34,155
Office furniture and equipment                        124,971            25,767            99,204
Software                                              107,936            33,908            74,028
Web site development                                  530,322           213,486           316,836
                                                    ---------      -------------       -----------
                                                    5,452,857           603,417         4,849,440
                                                    =========      =============       ===========

JULY 31, 1999

Broadcast network development                         704,803                --           704,803
Communications infrastructure                          89,391            44,463            44,928
Computer hardware                                     295,417            59,834           235,583
Leasehold improvements                                 14,925             2,269            12,656
Office furniture and equipment                         50,661             6,477            44,184
Software                                               73,450            15,484            57,966
Web site development                                  525,859            88,545           437,314
                                                    ---------      -------------       -----------
                                                    1,754,506           217,072         1,537,434
                                                    =========      =============       ===========


5. RELATED PARTY TRANSACTIONS

[i]  AMOUNTS DUE TO SHAREHOLDER AND AFFILIATED COMPANY

     As part of the Securities Purchase Agreement with RGC International Investors LDC ("RGC") [see note 7], the Company agreed to restructure the amounts due to a shareholder and an affiliated company of a shareholder. The agreement provided that one half of the amounts due to the shareholder and affiliated company will be repaid by the issue of common stock at a conversion price of $6.25 per share.

     In furtherance of this agreement, on July 26, 1999 the Company entered into an agreement with the shareholder to convert 50% of the amount due plus interest of $16,455 (for a total of $127,000) into common stock at $6.25 per share and to repay the remaining $127,000 in four quarterly installments of $31,750. The first payment was made in November 1999.

     On July 26, 1999 the Company entered into an agreement with the affiliated company of a shareholder to convert 50% of the amount due plus interest of $8,413 (for a total of $74,886) into common stock at $6.25 per share and to repay the remaining $74,886 in four quarterly installments of $18,722. The first payment was made in November 1999.

6. SHARE CAPITAL

STOCK OPTION PLANS

As of January 31, 2000, the Company had stock options outstanding under two plans: 180,500 pertain to the 1998 Stock Option Plan and 3,758,535 pertain to the 1999 Stock Option Plan. All the plans are administered by the Board of Directors who have sole discretion and authority to determine awards including the conditions of exercise.

The 1998 plan, which became effective on August 21, 1998, provided for the issuance of 1,000,000 options within a period of 10 years from the effective date. All 1,000,000 options were granted during the 1999 fiscal year at an exercise price of $0.50 per share, of which 980,000 were granted to employees and 20,000 were granted to outside contractors. All options were vested on grant. During the most recent quarter, 13,500 of these options were exercised. The 180,500 outstanding options have a remaining life of approximately six months.

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

The 1999 plan, which became effective on March 24, 1999, provides for the issuance of a total of 4,000,000 options within a period of 10 years from the effective date. During the most recent quarter, 285,000 options at an exercise price of $5.13, and 418,210 at an exercise price of $6.25 were granted. Of the 3,812,660 options granted in total, 2,071,910 options vest immediately and 1,740,750 vest on a quarterly basis over one year. The options expire five years from the date of grant. During the current quarter, 45,500 options were exercised providing proceeds of $198,480.

Activity in the stock option plans for the current period and prior year is as follows:

                                                       FOR 6 MONTHS                   FOR THE FISCAL YEAR
                                                  ENDED JANUARY 31, 2000              ENDED JULY 31, 1999
                                              ------------------------------     -------------------------------
                                                                 WEIGHTED                            WEIGHTED
                                                                 AVERAGE                             AVERAGE
                                                                 EXERCISE                            EXERCISE
                                                 OPTIONS          PRICE             OPTIONS           PRICE
                                                    #               $                  #                $
                                              -------------     ------------     -------------    --------------
Outstanding, beginning of period                 3,257,000          3.81                   --             --
Granted                                            784,535          6.02            4,022,500          3.18
Exercised                                         (102,500)         2.21             (765,500)         0.51
                                              -------------     ------------     -------------    --------------
Outstanding, end of period                       3,939,035          4.29            3,257,000          3.81
                                              =============     ============     =============    ==============
Options exercisable at the end of the
period                                           3,069,785          3.92            2,497,167          3.67
                                              =============     ============     =============    ==============

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

7. CONVERTIBLE PREFERRED SHARES

On May 6, 1999, the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which the Company issued, for cash, a 5% convertible debenture to RGC in the aggregate principal amount of $8,500,000. On July 19, 1999, the debenture was converted into 8,500 convertible preferred shares having a stated value of $1,000 per share. The convertible preferred shares are convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of preferred stock together with a premium thereon accruing at a per annum rate of 5%, is convertible at the lesser of a fixed conversion price or a variable conversion price based on the market price of the common shares at the time of conversion. During the quarter, 1,875 preferred shares were converted to 495,426 common shares, leaving 6,625 convertible preferred shares outstanding at quarter end. The conversion price of the preferred shares is the lesser of:

 [a] 80% of the average of the seven consecutive lowest closing bid prices of the common shares reported on the OTC Bulletin Board (or Nasdaq Stock Market) during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

[b]  $6.435.

Upon conversion of preferred shares by RGC, RGC has an investment option to acquire a number of additional common shares equal to the number of common shares with respect to which RGC is converting the preferred shares, at an exercise price equal to the conversion price. During the quarter, RGC exercised options to purchase 495,426 common shares for net proceeds of $1,936,804. To the extent any preferred shares are not converted prior to May 6, 2002, any previously unconverted portion is converted automatically into common shares under the same conversion terms described above.

In connection with the financing, RGC received warrants to purchase 680,000 common shares of the Company at an exercise price of $8.3475. The warrants have a five-year term. In addition, the Company agreed to provide the financing agents warrants to purchase 62,769 common shares at an exercise price of $8.125 which expire in five years.

The proceeds from RGC were allocated to the underlying instruments in accordance with their fair values at the date of issuance such that $7,500,000 was allocated to the preferred shares and the related investment options and $1,000,000 was allocated to the warrants and included in additional paid in capital. The unamoritzed finance costs are presented as a reduction of the carrying value of the preferred shares.

At July 31, 1999, the convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event relating to the Company's obligation to register the common shares issuable upon conversion of the preferred shares and upon exercise of the related investment options and warrants for public resale. On August 26, 1999, the Company's Form SB-2 registration statement registering the underlying shares was declared effective by the SEC. As a result, the preferred shares from this date onwards have been classified as shareholders' equity.

8.  STRATEGIC RELATIONSHIP AGREEMENT

On December 7, 1999, the Company entered into a strategic relationship with Standard Radio Inc. ("Standard"). Under the terms of this transaction, Standard invested $2 million into the Company and received 338,983 restricted common shares of the Company with customary piggy-back registration rights. Standard also committed to cause all radio stations owned by it at the time or during the three years following, to become network associates in the Global Media E-Commerce Network and Broadcast Network.

In connection with the agreement, on December 7, 1999 Standard's Chief Executive Officer was appointed to the Company's Board of Directors. Upon accepting his position on the Board, Standard's CEO received 125,000 options in his capacity as a director pursuant to the 1999 Stock Option Plan, at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options vest over a three-year period on a quarterly basis from the date of grant and will expire five years from the grant date.

Furthermore, effective December 7, 1999 the Company and each of the six general managers of the Standard radio stations, Standard's national program director and the general manager of Standard's syndication division entered into consulting agreements. In exchange for future services granted, the Company granted each individual up to 20,000 options pursuant to the 1999 Stock Option Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options vest over a one year period from the date of grant depending on certain performance criteria being met, and will expire five years from the grant date.

9. COMMITMENTS AND CONTINGENCIES

[i] The Company received notice from an interested party on September 27, 1999 that it believes the Company to be in violation of certain registered trademarks which it possesses in certain Canadian provinces. While no legal proceedings have been initiated by this party, the notice represents a claim that is reasonably possible of assertion. Management believes the claim is without merit and if asserted, will not be successful. However, Management believes that if successfully asserted, the impact of the claim will be immaterial.

[ii] No commitments outside of the regular course of business were entered into during the quarter.

[iii]During the quarter, the Company entered into support and upgrade and marketing agreements with RealNetworks, Inc. Combined, the agreements represented total commitments of $5,320,000, of which $596,000 has been paid by the Company to date. The remaining commitment will be paid as follows: $596,000 in the third quarter of fiscal 2000; $4,096,000 in the fourth quarter of fiscal 2000; and $32,000 in the first quarter of fiscal 2001.

10. INCOME TAXES

For financial reporting purposes, a valuation allowance has been established for all deferred tax assets due to the uncertainty of realization.

11. SUBSEQUENT EVENTS

[i]  OPTIONS

     Subsequent to quarter end, RGC International Investors LDC ("RGC") exercised investment options to purchase 596,630 common shares of the Company, in conjunction with an equivalent conversion of preferred shares. The Company received net proceeds of $2,551,355 from the option exercises.

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



OVERVIEW

QUARTER ENDED JANUARY 31, 2000

During the quarter ended January 31, 2000, our management structure was substantially enhanced by the addition of several senior executives, including the addition of Jeff Mandelbaum as President. Mr. Mandelbaum comes to us from RealNetworks, Inc. where he was Vice President of Media Systems Sales. In that position, he had line responsibility for sales and services in the Americas regions and drove strategic opportunities worldwide. Mr. Mandelbaum was brought on to support the shift in our focus from development to sales.

During the quarter we continued to refine our e-commerce and streaming infrastructure while expanding our clientele of network and broadcast associates. Included in this development was the successful design and testing of our video broadcasting solution which will be commercially implemented in the third quarter of fiscal 2000. As of January 31, 2000, we had signed up 77 network associates (representing 161 unique e-commerce sites and 27 broadcast associates). Of these, 134 e-commerce sites were online and 4 broadcasting associates were streaming by quarter end. This compares to 59 network associates (representing 104 unique e-commerce sites and 12 broadcasting associates) signed up as of October 31, 1999, of which 68 e-commerce sites and 3 broadcasting associates were implemented at that time.

Also during the second quarter of fiscal 2000, nine of our proprietary simulated live internet only radio stations were added to the station directory of the RealPlayer 7 streaming media player, which was launched by RealNetworks on November 8, 1999.

We commenced the quarter with 81 full time staff and ended the quarter with
101. We currently employ 108 full time staff members.

We have continued to experience significant growth subsequent to quarter end. As of March 10, 2000, we had signed up 101 network associates (representing 173 unique e-commerce sites and 36 broadcast associates).

OUR BUSINESS

We offer an award winning streaming media broadcasting solution to radio and television stations and internet sites through our Global Media Broadcast Network program. The centerpiece of our Broadcast Network solution is the Global Media Player, a streaming media player developed in conjunction with RealNetworks, Inc. The Global Media Player is private-label branded for our broadcasting associates and enables listeners to stream live and simulated live audio, video and other multimedia content such as radio feeds from our 10 proprietary music stations and from the stations of each of our broadcast associates.


Our broadcasting solutions are integrated into an e-commerce backend. Through this e-commerce facility, we sell music CDs and cassettes, home videos and digital video discs (DVDs), books and other entertainment products. Sales are made through our own online store and through the private-label storefronts which we create for the network associates in our Global Media Network program. Visitors to those storefronts can place merchandise orders from the storefront on our network associates' Web sites, which we then process through our e-commerce backend solution and fulfill through our fulfillment partners.

We commercially launched our Broadcast Network program with the alpha version of the Global Media Player in January 2000, and expect to incorporate our streaming video solution into the Broadcast Network during the third quarter of fiscal 2000. When our Broadcast Network is fully integrated with our e-commerce solution, our network associates can offer their customers a tightly integrated entertainment and online shopping experience. For example, accessing our Broadcast Network will enable a network associate's customers to listen to live music programming through the Global Media Player and purchase CDs of the featured artists at the same time.

We launched a beta version of our own e-commerce site in May 1999 to demonstrate our e-commerce solution, and commercially launched our own online store in September 1999, which was significantly revised on November 29, 1999 to offer greater functionality and ease of use. Our online store combines an extensive catalogue of music, books, videos and other entertainment products, with easy-to-use navigation and search capabilities and entertainment-focused content. Additionally, visitors can download the Global Media Player for free. We are continuing the further development of our online store and e-commerce backend to provide additional features and content and expect that these enhancements will improve the revenue generating potential of our own store and the stores of our network associates.

Since inception of our internet-focused business plan, we have incurred significant losses resulting primarily from costs related to developing our e-commerce products and our Web sites, developing or acquiring technologies to be used in our business and general corporate overhead, and have generated minimal revenues from our operations. We expect to continue incurring net losses for the foreseeable future, as we plan to invest in:

       - promoting our Network Associate program;

       - enhancing our e-commerce site and improving its reliability and functionality;

       - developing our infrastructure and applications; and

       - hiring additional employees.

Our revenues for the foreseeable future will likely derive primarily from advertising, product sales and broadcasting related fees and will depend primarily on the number of network and broadcast associates that we sign up, the number of listeners on our simulated live stations and the live stations of our network associates, the number of visitors that we are able to attract to our online store and that our network associates are able to attract to their stores, and on how many of those visitors purchase products we offer for sale. Our Broadcast Network revenues will also depend to a significant extent on our ability to attract customers (such as radio and television stations) for these streaming media services. We have initiated a program to market streaming media consulting and development services and expect that over time this service line could become a significant revenue contributor. We cannot forecast with any degree of certainty the number of visitors to our online store or the stores of our network associates, the number of visitors that will become customers or the number of customers we will be able to secure for our streaming media services. If our revenue growth is slower than anticipated or our operating expenses exceed our expectations, our losses will be significantly greater than anticipated. We may never achieve or sustain profitability.

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

RESULTS OF CONTINUING OPERATIONS


NOTE: The financial results contained in the following discussion exclude results of our discontinued call center and home satellite businesses. For summary financial results from those operations, SEE " - Note 3 to the Consolidated Financial Statements."



QUARTER ENDED JANUARY 31, 2000 COMPARED TO QUARTER ENDED JANUARY 31, 1999

         SALES. Revenues of $58,635 were generated from the Company's e-commerce and broadcasting operations in the second quarter of fiscal 2000, compared to none in the second quarter of fiscal 1999. The Company's internet-focused business did not commence until the third quarter of fiscal 1999.

         COST OF SALES. Expenditures of $57,923 were recorded in the second quarter of fiscal 2000, compared to none in the second quarter of fiscal 1999, due primarily from incurring minimum contractual broadcasting related charges that were payable as we continued to develop our network.

         OPERATING EXPENSES. Our operating expenses increased to $2,508,217 in the second quarter of fiscal 2000, from $213,680 in the second quarter of fiscal 1999. This increase was due primarily to increased marketing expenditures, professional fees and other expenses related to being a public reporting company, and personnel, capital assets and other costs associated with the development and launch of our internet sites and our network associate programs, as follows:

  - Amortization increased to $256,267 in the second quarter of fiscal 2000, from $22,230 in the second quarter of fiscal 1999, due primarily to the significant acquisition of additional capital assets.

  - General and administrative expenses increased to $500,701 in the second quarter of fiscal 2000, from $113,868 in the second quarter of fiscal 1999, due primarily to the costs associated with multiple office locations and the administration required for a significantly larger organization.

  - Sales and marketing expenses increased to $1,114,037 in the second quarter of fiscal 2000, compared to $25,265 in the second quarter of fiscal 1999. The increase was primarily due to payments of $596,000 to RealNetworks, Inc. under various marketing agreements, the costs associated with attending industry related conferences, marketing of the Network Associate program and expenses of the developing sales force.

  - Shareholder communication expenses increased 14% to $59,395 in the second quarter of fiscal 2000, from $52,317 in the second quarter of fiscal 1999, due primarily to the costs of improving the communications with, and materials provided to our shareholders.

  - Technical operations and development expenses were $577,817 in the second quarter of fiscal 2000, as compared to none in the second quarter of fiscal 1999. These expenses were primarily due to the costs of developing our e-commerce and streaming media technologies.

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $2,507,505 net loss from continuing operations for the second quarter of fiscal 2000, up from our $213,680 net loss from continuing operations for the second quarter of fiscal 1999, due primarily to the increase in operating expenses as we continue to implement our internet-focused business plan.

         INTEREST. We earned $64,353 in interest income in the second quarter of fiscal 2000, compared to none in the second quarter of fiscal 1999, due to higher bank balances.

         NET LOSS FROM ALL OPERATIONS. We experienced a $2,508,390 net loss from all operations for the second quarter of fiscal 2000, up from our $219,762 net loss from all operations for the second quarter of fiscal 1999.

6 MONTHS ENDED JANUARY 31, 2000 COMPARED TO 6 MONTHS ENDED JANUARY 31, 1999

         SALES. Revenues of $72,280 were generated from the Company's e-commerce and broadcasting operations in the 6 months ended January 31, 2000, compared to none in the 6 months ended January 31, 1999. The Company's internet-focused business did not commence until the third quarter of fiscal 1999.

         COST OF SALES. Expenditures of $130,713 were recorded in the 6 months ended January 31, 2000, compared to none in the 6 months ended January 31, 1999, due primarily from incurring minimum contractual broadcasting related charges that were payable as we continued to develop our network.

         OPERATING EXPENSES. Our operating expenses increased to $4,011,982 in the 6 months ended January 31, 2000, from $914,599 in the 6 months ended January 31, 1999. This increase was due primarily to increased marketing expenditures, professional fees and other expenses related to being a public reporting company, and personnel, capital assets and other costs associated with the development and launch of our internet sites and our network associate programs, as follows:

  - Amortization increased to $347,851 in the 6 months ended January 31, 2000, from $35,277 in the 6 months ended January 31, 1999, due primarily to the significant acquisition of additional capital assets.

  - General and administrative expenses increased to $790,792 in the 6 months ended January 31, 2000, from $203,269 in the 6 months ended January 31, 1999, due primarily to the costs associated with multiple office locations and the administration required for a significantly larger organization.

  - Sales and marketing expenses increased to $1,661,171 in the 6 months ended January 31, 2000, compared to $33,967 in the 6 months ended January 31, 1999. The increase was primarily due to payments of $596,000 to RealNetworks, Inc. under various marketing agreements, the costs associated with attending industry related conferences, marketing of the Network Associate program and expenses of the developing sales force.

  - Shareholder communication expenses increased 36% to $126,595 in the 6 months ended January 31, 2000, from $93,286 in the 6 months ended January 31, 1999, due primarily to the costs of improving the communications with, and materials provided to our shareholders.

  - Technical operations and development expenses were $1,085,573 in the 6 months ended January 31, 2000, as compared to none in the 6 months ended January 31, 1999. These expenses were primarily due to the costs of developing our e-commerce and streaming media technologies.

  - We incurred no stock option compensation expense in the 6 months ended January 31, 2000, compared to $548,800 in the 6 months ended January 31, 1999. SEE " - Note 6 to the Consolidated Financial Statements."

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $4,070,415 net loss from continuing operations for the 6 months ended January 31, 2000, up from our $914,599 net loss from continuing operations for the 6 months ended January 31, 1999, due primarily to the increase in operating expenses as we continue to implement our internet focused business plan.

         INTEREST. We earned $76,626 in interest income in the 6 months ended January 31, 2000, compared to none in the 6 months ended January 31, 1999, due to higher bank balances.

         NET LOSS FROM ALL OPERATIONS. We experienced a $4,063,622 net loss from all operations for the 6 months ended January 31, 2000, up from our $931,911 net loss from all operations for the 6 months ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES


NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center and home satellite businesses. See " - Note 3 to the Consolidated Financial Statements."



QUARTER ENDED JANUARY 31, 2000 COMPARED TO QUARTER ENDED JANUARY 31, 1999

         FINANCING ACTIVITIES. We financed our operations and capital expenditures in second quarter fiscal 2000 primarily from the exercise of stock options and the sale of shares of common stock in a private transaction. Cash received upon the exercise of stock options including exercises by RGC of investment options for 495,426 shares, was $2,194,320 in second quarter fiscal 2000. We also issued 338,983 restricted common shares to Standard Radio Inc. for net proceeds of $1,999,995.

         CAPITAL EXPENDITURES AND COMMITMENTS. Our capital expenditures increased to $1,151,082 in second quarter fiscal 2000, from $147,016 in second quarter fiscal 1999, primarily as the result of capitalized development costs for our Broadcast Network and Global Media Player, and computer hardware, software and operating equipment purchases.

         WORKING CAPITAL (DEFICIENCY). At January 31, 2000, we had positive working capital of $2,397,438 and a working capital ratio of 4.94. This represents an improvement from our January 31, 1999 working capital deficiency of $419,640 and working capital ratio of 0.60.

FUTURE CAPITAL REQUIREMENTS. We expect negative cash flow from operations to continue for fiscal 2000, as we continue to develop and market our internet-focused operations, and anticipate achieving cash flow breakeven in the fourth quarter of fiscal 2001 and accounting profitability during fiscal 2002. We currently anticipate rapidly expanding our sales, marketing and technical teams in conjunction with raising new equity financing over the next five months. We are in discussions with a number of potential strategic and financial investors to obtain additional financing to fund our operating and capital expenditure needs. If we are able to secure such additional financing, we expect that such financing, together with proceeds from the exercise of existing options and warrants, will enable us to meet all of our existing operating and capital expenditure needs, including financial obligations to RealNetworks, Inc. under the agreements we recently entered into with them, until the fourth fiscal quarter of 2001. However, there can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, this could negatively impact our business. In particular, we would be unlikely to meet our payment obligations to RealNetworks, Inc. under the contracts recently entered into. Default on these payments would negatively impact our business.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

RECENT EVENTS

NASDAQ LISTING

We filed a listing application with Nasdaq on November 15, 1999, for inclusion on its Small Cap market. We received Nasdaq's initial comment letter on February 22, 2000 and responded to it on March 13, 2000. There is no assurance that our application will be approved.

STRATEGIC RELATIONSHIP WITH STANDARD RADIO INC.

On December 7, 1999, we entered into a strategic relationship with Standard Radio Inc. We expect this relationship to provide significant opportunities for future revenues and growth, in addition to the initial cash investment. In that transaction (a) Standard invested $2,000,000 into Global Media in exchange for 338,983 shares of common stock at a purchase price of $5.90 per share, (b) Standard's president and chief executive officer, Gary Slaight, was appointed to a seat on our Board of Directors and granted options to purchase 125,000 shares of common stock, (c) eight members of Standard's management team formed a marketing advisory committee to Global Media, for which each will receive unvested options to purchase up to 20,000 shares of common stock, (d) Standard agrees to cause each of the radio stations owned and controlled by it now and for the next three years to become e-commerce and broadcast associates of Global Media, and (e) Standard received the right to approve agreements between Global Media and radio stations which compete in the same genre and locale as each of Standard's stations in Canada.

REAL NETWORKS, INC.

Recently, we signed several material contracts with RealNetworks which further define and extend our strategic relationship with them:

         STREAMING MEDIA SERVICES AGREEMENT. We signed a new Streaming Media Services Agreement with RealNetworks under which they will continue to develop our Global Media Player. We will continue to rely on RealNetwork's streaming media infrastructure, the Real Broadcast Network, to deliver streaming media services to our network associates in the Global Media Broadcast Network. Among other things, the new Streaming Media Services Agreement extends the term of our existing Streaming Media Services Agreement to five years and provides for increased payments for such services. Similar to the provisions in the 1999 Streaming Media Services Agreement, we agreed that RealNetworks will be our exclusive provider of streaming media services.

         REALCHANNELS AGREEMENT. We entered into a one-year RealChannels Agreement with RealNetworks under which they will promote and distribute links to our media content and headlines as part of their RealChannels program using their RealPlayer software.

         LIVESTATIONS AGREEMENT. We entered into a one-year LiveStations Agreement with RealNetworks under which the promote and distribute links to our RealMedia content as part of RealNetworks' LiveStations program. As part of this agreement, RealNetworks agreed to include five of our LiveStations in the appropriate genres on RealNetworks' LiveStations Guide

Page. At the time we entered into the new Streaming Media Services Agreement and RealChannels Agreement described above, we amended the LiveStations Agreement to extend it to ten additional LiveStations (for a total of 15), for additional consideration.

         ADDENDUM: CUSTOM SOFTWARE UPGRADE AND SUPPORT TERMS AND CONDITIONS. This Addendum amends the Consulting Agreement between us and RealNetworks, Inc. dated April 20, 1999. This Addendum further defines our obligations and the obligations of RealNetworks in providing support services.

Together, these agreements require us to make aggregate payments of approximately $5 million to RealNetworks over an approximately five-month period ending June 15, 2000, of which $500,000 has been paid to date.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      1) On December 7, 1999, we entered into a strategic relationship with Standard Radio Inc. In that transaction Standard invested $2,000,000 into Global Media in exchange for 338,983 shares of Common Stock at a purchase price of $5.90 per share. The sale of Common Stock to Standard Radio Inc. was an exempt transaction under Section 4(2) of the Securities Act of 1933 because the sale did not involve any public offering by Global Media.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    EXHIBITS.

The following documents are filed as exhibits to this Quarterly Report:

   EXHIBIT
    NUMBER      DESCRIPTION

    10.27 Executive Employment Agreement dated December 17, 1999, between Global Media and Mr. Jeff Mandelbaum.

    10.28 Streaming Media Services Agreement between Global Media and RealNetworks, Inc.

    10.29       RealChannels Agreement between Global Media and RealNetworks,
                Inc.

    10.30       LiveStations Agreement between Global Media and RealNetworks,
                Inc.

    10.31 Custom Software Upgrades and Support Terms and Conditions between Global Media and RealNetworks, Inc.

    10.32       Advertising Insertion Order between Global Media and
                RealNetworks, Inc.

    10.33       Sponsorship Insertion Order between Global Media and
                RealNetworks, Inc.

      27        Financial Data Schedule.

b.    REPORTS ON FORM 8-K.

         None during the reporting period.

                                                    SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2000            /S/ L. JAMES PORTER
                                 _________________________
                                 L. James Porter
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer,
                                 and authorized signatory for the registrant)

                                                   EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

   EXHIBIT
    NUMBER      DESCRIPTION

    10.27 Executive Employment Agreement dated December 17, 1999, between Global Media and Mr. Jeff Mandelbaum.

    10.28 Streaming Media Services Agreement between Global Media and RealNetworks, Inc.

    10.29       RealChannels Agreement between Global Media and RealNetworks,
                Inc.

    10.30       LiveStations Agreement between Global Media and RealNetworks,
                Inc.

    10.31 Custom Software Upgrades and Support Terms and Conditions between Global Media and RealNetworks, Inc.

    10.32       Advertising Insertion Order between Global Media and
                RealNetworks, Inc.

    10.33       Sponsorship Insertion Order between Global Media and
                RealNetworks, Inc.

      27        Financial Data Schedule.