Form 10QSB
period 2000-04-30
GLOBALMEDIA COM
filed 2000-06-14
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTER ENDED APRIL 30, 2000

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

                         Commission File Number: 0-23491

                                 GLOBALMEDIA.COM
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF JUNE 9, 2000, THERE WERE 25,267,605 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK.

ITEM 1.  FINANCIAL STATEMENTS

GLOBALMEDIA.COM


                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                           (in US dollars)

                                                                        APRIL 30           JULY 31
                                                                          2000              1999
                                                                            $                 $
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                  7,849,694         5,649,073
Short-term investments                                                       170,000           240,000
Trade and other receivables                                                  303,858            84,336
Prepaid expenses                                                              39,512            37,760
-------------------------------------------------------------------------------------------------------
                                                                           8,363,064         6,011,169
Capital assets [NOTE 4]                                                    4,792,916         1,537,434
-------------------------------------------------------------------------------------------------------
                                                                          13,155,980         7,548,603
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                     670,412           368,094
Due to affiliated company [NOTE 5]                                            33,759           132,946
Due to shareholders [NOTE 5]                                                  94,363           221,091
Current portion of long-term debt                                             66,183                --
-------------------------------------------------------------------------------------------------------
                                                                             864,717           722,131
LONG-TERM DEBT
Lease payable                                                                 68,074                --
-------------------------------------------------------------------------------------------------------
                                                                             932,791           722,131
-------------------------------------------------------------------------------------------------------

Commitments and contingencies [NOTE 10]
Convertible preferred shares [NOTES 7 AND 8]                               4,312,000         7,089,775
SHAREHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred shares [NOTE 7]                                      3,202,674                --
   100,000,000 authorized, 4,175 issued and outstanding
Common shares, par value $0.001 each, 200,000,000 authorized,                 15,557            12,658
   23,554,986 and 20,656,331 issued and outstanding [NOTE 6]
-------------------------------------------------------------------------------------------------------
                                                                           3,218,231            12,658
Additional paid in capital [NOTE 7]                                       15,244,481         2,617,109
Deficit                                                                  (10,551,523)       (2,893,070)
-------------------------------------------------------------------------------------------------------
                                                                           7,911,189          (263,303)
=======================================================================================================
                                                                          13,155,980         7,548,603
=======================================================================================================

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                                    CONSOLIDATED STATEMENTS OF LOSS
                                        AND COMPREHENSIVE LOSS
                                              (Unaudited)
                                            (in US dollars)

                                                        FOR 3 MONTHS                  FOR 9 MONTHS
                                                       ENDED APRIL 30                ENDED APRIL 30
                                                    2000           1999           2000           1999
                                                     $              $              $              $
-----------------------------------------------------------------------------------------------------------
SALES (note 9)                                       246,628              --       318,908              --
COST OF SALES                                        175,155              --       305,868              --
-----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          71,473              --        13,040              --
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Depreciation and amortization                     403,441          54,783       751,292          90,060
   General and administrative                        529,302         155,011     1,320,094         349,403
   Sales and marketing                             1,492,705          26,604     3,153,876          69,848
   Shareholder communications                        212,159          51,361       338,754         144,648
   Stock options compensation [NOTE 6]                    --              --            --         548,800
   Technical operations and development              641,740              --     1,727,313              --
-----------------------------------------------------------------------------------------------------------
                                                   3,279,347         287,759     7,291,329       1,202,759
LOSS FROM CONTINUING OPERATIONS AND
   BEFORE OTHER ITEMS                             (3,207,874)       (287,759)   (7,278,289)     (1,202,759)
-----------------------------------------------------------------------------------------------------------
OTHER ITEMS
   Interest                                          (57,296)        (36,814)      (55,187)        (47,283)
   Foreign exchange                                  (39,662)         (2,921)      (35,018)         (7,280)
-----------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS BEFORE
   DISCONTINUED OPERATIONS                        (3,304,832)       (327,494)   (7,368,494)     (1,257,322)
DISCONTINUED OPERATIONS [NOTE 3]                          --              --            --          (2,080)
-----------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        (3,304,832)       (327,494)   (7,368,494)     (1,259,402)
===========================================================================================================
BASIC AND FULLY DILUTED
   LOSS PER COMMON SHARE                               (0.14)          (0.02)        (0.33)          (0.07)
===========================================================================================================

WEIGHTED AVERAGE SHARES USED IN THE
   COMPUTATION OF LOSS PER SHARE                  23,063,507      20,544,431    22,596,167      20,253,942
===========================================================================================================

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                                               CONSOLIDATED STATEMENTS OF
                                            SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                      (Unaudited)
                                                    (in US dollars)


                                             PREFERRED STOCK             COMMON STOCK         ADDITIONAL    RETAINED
                                             ---------------             ------------          PAID IN      EARNINGS
                                          SHARES         AMOUNT        SHARES     AMOUNT       CAPITAL      (DEFICIT)
                                            #              $              #          $            $            $
------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                        --               --     19,890,831     11,892      543,525      (661,996)
Preferred shares issued [NOTE 7]           8,500        7,089,775             --         --           --            --
Warrants issued on financing [NOTE 7]         --               --             --         --    1,000,000            --
Stock options exercised                       --               --        765,500        766      392,484            --
Compensatory stock options                    --               --             --         --      681,100            --
Loss for the year                             --               --             --         --           --     (2,231,074)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1999                     8,500        7,089,775     20,656,331     12,658    2,617,109     (2,893,070)
Stock options exercised                       --               --      1,435,081      1,435    5,755,439             --
Conversion of preferred shares [NOTE 7]   (4,325)      (4,177,060)     1,092,056      1,092    4,175,959             --
Conversion of amounts due to shareholder
   and affiliated company [NOTE 5]            --               --         32,535         33      203,313             --
Issue of restricted shares                    --               --        338,983        339    1,999,661             --
Issue of preferred shares [NOTE 8]         5,000        4,312,000             --         --           --             --
Warrants issued on financing [NOTE 8]         --               --             --         --      493,000             --
Loss for the 9 months                         --               --             --         --           --     (7,368,494)
Accrued preferred share premium               --          289,959             --         --           --       (289,959)
------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 2000                    9,175        7,514,674     23,554,986     15,557   15,244,481    (10,551,523)
========================================================================================================================

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in US dollars)

                                                                                   FOR 9 MONTHS
                                                                                  ENDED APRIL 30
                                                                              2000              1999
                                                                               $                 $
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                      (7,368,494)       (1,259,402)
Items not requiring an outlay of cash
   Accrued Interest Expense                                                      --            48,200
   Share option compensation expense [NOTE 6]                                    --           548,800
   Share option professional fees expense [NOTE 6]                               --            37,300
   Amortization                                                             751,292            90,060
------------------------------------------------------------------------------------------------------
                                                                         (6,617,202)         (535,042)
Changes in non-cash operating working capital
   Trade and other receivables                                             (219,522)          (28,787)
   Short Term Investments                                                    70,000
   Inventory                                                                     --             1,992
   Prepaid expenses                                                          (1,752)            4,338
   Accounts payable and accrued liabilities                                 302,318           (69,229)
------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                        (6,466,158)         (626,728)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capitalized development costs                                            (2,970,124)               --
Purchase of capital assets                                               (1,066,824)         (462,463)
------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                        (4,036,948)         (462,463)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Advances (to) from shareholders                                             (16,466)          163,267
Advances (to) from affiliated company                                       (37,444)          162,484
Note payable                                                                     --           500,000
Lease payable                                                               134,257                --
Issue of restricted shares                                                1,999,995                --
Issue of preferred shares                                                 4,312,000                --
Issue of warrants                                                           493,000                --
Stock options exercised                                                   5,756,874           326,800
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                    12,642,216         1,152,551
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      61,511             6,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE 3 QUARTERS    2,200,621            70,303
Cash and cash equivalents, beginning of period                            5,649,073            14,996
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  7,849,694            85,299
======================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest - paid                                                               8,320             4,190
======================================================================================================

SEE ACCOMPANYING NOTES

The following notes are to be read in conjunction with the notes to our audited financial statements contained in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on November 1, 1999.


1. NATURE OF BUSINESS

GlobalMedia.com (the "Company") was incorporated on April 8, 1997 in the State of Nevada. During the third quarter of fiscal 1999, the company adopted an internet-focused business plan. Since then, it has been engaged primarily in the development of a broadcasting and e-commerce network over the internet, including streaming services, customized player design and simulated live internet only radio stations, and the development of templates for the application of the e-commerce back-end system to multiple sites on the internet.

In May 1999 a beta version of the e-commerce web site was launched and in September 1999, trial implementations were started for network associate e-commerce storefronts. On August 31, 1999, the beta implementation of the GlobalMedia.com broadcasting network began with the launch of three live network associate stations. In October 1999, ten simulated live internet-only stations were launched by the Company and integrated into the GlobalMedia.com Player, at that time in beta form. In November 1999, nine of the simulated live stations were added to the stations directory presets of the RealPlayer. Also in November 1999, a revised version of the online store was launched. In January 2000, the GlobalMedia.com Player was commercially launched. During the third quarter of fiscal 2000, the Company successfully implemented a video broadcasting solution in addition to enhancing the simulated live internet-only content with the addition of three new stations.


2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

CAPITAL ASSETS AND AMORTIZATION

In addition to amortization methods and rates disclosed in the Annual Report on Form 10-KSB as disclosed above, the following additional disclosure is provided.

Broadcast network development                     3 year straight line

COMPARATIVE FIGURES

Certain amounts for 1999 have been reclassified to conform the current quarter's presentation.

LOSS PER SHARE

Basic and fully diluted earnings per share have been computed using the weighted average number of common shares outstanding during the applicable period. The effect of common stock options and warrants would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.


3. DISCONTINUED OPERATIONS

The Company withdrew from the call center business during the third quarter of fiscal 1999, and has therefore accounted for this business as discontinued operations, segregated in the accompanying consolidated statements of loss and comprehensive loss.

4. CAPITAL ASSETS
                                                                    ACCUMULATED            NET BOOK
                                                     COST           AMORTIZATION            VALUE
                                                      $                   $                   $
-------------------------------------------------------------------------------------------------------
APRIL 30, 2000
Broadcast network development                        3,674,927             408,562           3,266,365
Communications infrastructure                           90,274              67,469              22,805
Computer hardware                                    1,149,482             217,813             931,669
Leasehold improvements                                  72,086              13,096              58,990
Office furniture and equipment                         143,201              30,193             113,008
Software                                               133,999              40,712              93,287
Web site development                                   527,503             220,710             306,793
-------------------------------------------------------------------------------------------------------
                                                     5,791,472             998,555           4,792,917
=======================================================================================================

JULY 31, 1999
Broadcast network development                          704,803                  --             704,803
Communications infrastructure                           89,391              44,463              44,928
Computer hardware                                      295,417              59,834             235,583
Leasehold improvements                                  14,925               2,269              12,656
Office furniture and equipment                          50,661               6,477              44,184
Software                                                73,450              15,484              57,966
Web site development                                   525,859              88,545             437,314
-------------------------------------------------------------------------------------------------------
                                                     1,754,506             217,072           1,537,434
=======================================================================================================

5. RELATED PARTY TRANSACTIONS

AMOUNTS DUE TO SHAREHOLDER AND AFFILIATED COMPANY

As part of the Securities Purchase Agreement dated May 6, 1999 with RGC International Investors LDC ("RGC") [see note 7], the Company agreed to restructure the amounts due to a shareholder and an affiliated company of a shareholder. The agreement provided that one half of the amounts due to the shareholder and affiliated company will be repaid by the issue of common stock at a conversion price of $6.25 per share.

In furtherance of this agreement, on July 26, 1999 the Company entered into an agreement with the shareholder to convert 50% of the amount due plus interest of $16,455 (for a total of $127,000) into common stock at $6.25 per share and to repay the remaining $127,000 in four quarterly installments of $31,750, beginning November 1999.

On July 26, 1999 the Company entered into an agreement with the affiliated company of a shareholder to convert 50% of the amount due plus interest of $8,413 (for a total of $74,886) into common stock at $6.25 per share and to repay the remaining $74,886 in four quarterly installments of $18,722, beginning November 1999.


6. SHARE CAPITAL

STOCK OPTION PLANS

As of April 30, 2000 the Company had a total of 5,088,580 stock options outstanding under three plans: 122,600 options under the 1998 Stock Option Plan, 3,733,625 options under the 1999 Stock Option Plan, and 1,232,355 options under the 2000 Stock Option Plan. All the plans are administered by the Board of Directors who have sole discretion and authority to determine awards including the conditions of exercise.

The 1998 plan became effective on August 21, 1998. All options were granted during the 1999 fiscal year at an exercise price of $0.50 per share, and vested immediately on grant. During the most recent quarter, 57,900 options under the 1998 plan were exercised. The 122,600 outstanding options expire on August 21, 2000 if not exercised earlier.

The 1999 plan became effective on March 24, 1999 and provided for the issuance of 4,000,000 options within a period of 10 years from the effective date. In the third fiscal quarter of 2000, 285,000 options at an exercise price of $5.13 and 418,210 options at an exercise price of $6.25 were granted. Of the 4,000,000 options granted in total, 1,958,540 options were vested immediately upon grant, 2,016,210 vest on a quarterly basis over one year, and 25,250 have been cancelled since the date of grant. During the most recent quarter, 157,715 options under the 1999 plan were exercised. The options expire five years from the date of grant.

The 2000 plan became effective on April 18, 2000 and provided for the issuance of 4,000,000 options within a period of 5 years from the effective date. During the third fiscal quarter of 2000, the company granted 1,232,355 options at an exercise price of $6.375, of which 150,000 options were vested immediately upon grant and the balance vest over three years, with the first vesting period being one year after the date of grant. In the second and third years, the vesting dates occurs on a quarterly basis. All the options were offered at a strike price of $6.375 and none of the options offered under the 2000 plan were exercised in the third quarter.

Activity in the stock option plans for the current period and prior year is as follows:

                                                    FOR 9 MONTHS                   FOR THE FISCAL YEAR
                                                ENDED APRIL 30, 2000               ENDED JULY 31, 1999
                                            ------------------------------   --------------------------------
                                                               WEIGHTED                           WEIGHTED
                                                               AVERAGE                            AVERAGE
                                               OPTIONS      EXERCISE PRICE        OPTIONS      EXERCISE PRICE
                                                  #               $                  #               $
-------------------------------------------------------------------------------------------------------------
Outstanding, beginning of period                 3,257,000          3.81                   --            --
Granted                                          2,174,605          6.52            4,022,500          3.18
Exercised                                         (343,025)         3.69             (765,500)         0.51
-------------------------------------------------------------------------------------------------------------
Outstanding, end of period                       5,088,580          4.98            3,257,000          3.81
=============================================================================================================
Options exercisable at the end of the
period                                           3,241,766          4.31            2,497,167          3.67
=============================================================================================================

7. SERIES A CONVERTIBLE PREFERRED SHARES

On May 6, 1999, the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which the Company issued, for cash, a 5% convertible debenture to RGC in the aggregate principal amount of $8,500,000. On July 19, 1999, the debenture was converted into 8,500 shares of Series A convertible preferred stock with a stated value of $1,000 per share. The Series A convertible preferred shares are convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of Series A convertible preferred stock together with a premium thereon accruing at a per annum rate of 5%, is convertible at the lesser of a fixed conversion price or a variable conversion price based on the market price of the common shares at the time of conversion. During the third fiscal quarter of 2000, 2,450 Series A convertible preferred shares were converted to 596,630 common shares, leaving 4,175 Series A convertible preferred shares outstanding at quarter end. The conversion price of the Series A convertible preferred stock is the lesser of:

 [a] 80% of the average of the seven consecutive lowest closing bid prices of the common shares reported on the OTC Bulletin Board (or Nasdaq Stock Market) during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

 [b] $6.435.

Upon conversion of Series A convertible preferred shares by RGC, RGC has an investment option to acquire, at an exercise price equal to the conversion price then in effect, the same number of shares of common stock as the number of shares of common stock into which the Series A convertible preferred shares are being converted. During the quarter, RGC exercised investment options to purchase 596,630 common shares for net proceeds of $2,551,350. To the extent any Series A convertible preferred shares are not converted prior to May 6, 2002, any previously unconverted shares are converted automatically into common shares under the same conversion terms described above.

In connection with this transaction, the Company issued to RGC warrants to purchase 680,000 common shares of the Company at an exercise price of $8.3475. The warrants have a five-year term. In addition, the Company agreed to provide the financing agents warrants to purchase 62,769 common shares at an exercise price of $8.125 which expire in five years.

The proceeds from RGC were allocated to the underlying instruments in accordance with their fair values at the date of issuance such that $7,500,000 was allocated to the Series A convertible preferred shares and the related investment options and $1,000,000 was allocated to the warrants and included in additional paid in capital. The unamortized finance costs are presented as a reduction of the carrying value of the Series A convertible preferred shares.

At July 31, 1999, the Series A convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event relating to the Company's obligation to register for public resale the common shares issuable upon conversion of such shares and upon exercise of the related investment options and warrants. On August 26, 1999, the Company's Form SB-2 registration statement registering the underlying shares was declared effective by the SEC. As a result, the Series A convertible preferred shares from this date onwards have been classified as shareholders' equity.


8. SERIES B AND SERIES C CONVERTIBLE PREFERRED SHARES

The Company entered into a Securities Purchase Agreement and ancillary agreements with RGC on April 28, 2000 where the Company issued for cash, 5,000 shares of Series B convertible preferred stock with a stated value of $1,000 per share. The Series B convertible preferred shares are convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of Series B convertible preferred stock together with a premium thereon accruing at a per annum rate of 5% is convertible at the lesser of:

[a] The average of the seven consecutive lowest closing bid prices of the common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

[b]   $6.435.

No Series B convertible preferred shares have been converted as of the date of this report.

Upon conversion of Series B convertible preferred shares by RGC, RGC has an investment option to acquire, at an exercise price equal to the conversion price then in effect, the same number of shares of common stock as the number of shares of common stock into which the Series B convertible preferred shares are being converted. To the extent any Series B convertible preferred shares are not converted prior to April 28, 2003, any previously unconverted portion is automatically converted into common shares under the same conversion terms describe above.

In connection with this transaction, the Company issued to RGC warrants to purchase 388,500 common shares at an exercise price of $7.0785. These warrants have a five-year exercise term.

The proceeds from RGC were allocated to the underlying instruments in accordance with their fair values at the date of issuance such that $4,507,000 was allocated to the Series B convertible preferred shares and the related investment options, and $493,000 was allocated to the warrants and included in additional paid in capital. The unamortized finance costs are presented as a reduction of the carrying value of the preferred shares.

At April 30, 2000, the Series B convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event relating to the Company's obligation to register for public resale the common shares issuable upon conversion of such shares and upon exercise of the related investment options and warrants.

Pursuant to the same Securities Purchase Agreement the Company agreed to issue 5,000 Series C convertible preferred shares with a stated value of $1,000 per share in a second closing. The second closing is subject to certain closing conditions (none of which are within RGC's control). Assuming the closing of the sale and issuance of the Series C convertible preferred shares, such shares will be convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of Series C convertible preferred stock together with a premium thereon accruing at a per annum rate of 5% will be convertible at the lesser of:

[a] The average of the seven consecutive lowest closing bid prices of the common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

[b] the lesser of: (i) $7.40, or (ii) the average of the closing bid prices of the common shares during the five (5) trading days immediately preceding the Series C closing date (the "second closing date").

The Series C convertible preferred shares will include investment options on terms similar to the investment options relating to the Series B convertible preferred stock. To the extent any Series C convertible preferred shares are not converted prior to April 28, 2003, any previously unconverted portion will be automatically converted into common shares under the same conversion terms describe above.

If the sale of the Series C convertible preferred stock closes, the Company will issue to RGC warrants to purchase a number of common shares equal to 50% multiplied by the quotient equal to $5,000,000 divided by the average of the closing bid prices of the common shares during the five (5) trading days immediately preceding the second closing date. These warrants will have an exercise price equal to 110% of the lesser of: (i) $7.40, or (ii) the average of the closing bid prices of the common shares during the five (5) trading days immediately preceding the second closing date. The warrants have a five-year exercise term.

As noted above, the closing of the sale and issuance of the Series C convertible preferred stock is subject to certain conditions to closing, none of which are in RGC's control. The conditions to the second closing are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements."


9. ADVERTISING SALES

During the third quarter of fiscal 2000, the Company exchanged advertising services with a fair market value of $25,000 in a barter transaction. The $25,000 in advertising services is included in current revenue, and an offsetting sales and marketing expenditure has been charged for the same period. The fair market value of this transaction was determined according to the cash value of a comparable transaction in the current fiscal period.


10. COMMITMENTS AND CONTINGENCIES


[i] No commitments outside of the regular course of business were entered into during the most recent quarter.

[ii] In the second quarter, the Company entered into or amended support, upgrade and marketing agreements with RealNetworks, Inc. Combined, the agreements represented total commitments of $5,320,000 of which $3,166,665 has been paid by the Company to the date of this report. Under the existing payment terms of these agreements, which is currently being renegotiated to extend the payment schedule, of the remaining amounts, $2,133,332 is due in the fourth quarter of fiscal 2000; and $20,003 is due in the first quarter of fiscal 2001.


11. INCOME TAXES

For financial reporting purposes, a valuation allowance has been established for all deferred tax assets due to the uncertainty of realization.

12. SUBSEQUENT EVENT

     Recent Acquisition. On June 7, 2000, the Company entered into a transaction with OnRadio.com to acquire contracts relating to the provision of certain web-related services to 212 radio stations. Of the these contracts, contracts with 144 stations relate to non-streaming services such as web-site hosting, content provision and ad placement. An initial closing involving the acquisition of these contracts occurred on June 8, 2000. The contracts with the remaining 68 stations relate to streaming media services. The Company will acquire these contracts in one or more subsequent closings when the conditions to such closings have been satisfied. The Company agreed to pay OnRadio total consideration of $9,000,000, consisting of $500,000 cash and the balance in shares of common stock based on a price of $5.00 per share. The Company also agreed to pay OnRadio additional stock consideration of up to $3,000,000 (at $5.00 per share) in the event that the Company concludes customer contracts with certain identified sales prospects of OnRadio, which OnRadio agreed to transition over to the Company. In connection with this transaction, the Company entered into certain other agreements with OnRadio, including agreements relating to transitional services, licensing of certain OnRadio software, and the lease of certain computer equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - OnRadio Transaction" for a more complete description of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
NOTE: The following discussion contains or may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained herein relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").
--------------------------------------------------------------------------------

OVERVIEW

QUARTER ENDED APRIL 30, 2000

During the quarter ended April 30, 2000, GlobalMedia.com continued to develop its sales and production infrastructure, resulting in a 321% increase in revenues over the previous quarter. In addition to realizing increases in broadcasting and advertising revenues, we commenced programs during the quarter to realize significant design and implementation fees in the future. We also commenced programs to enhance our advertising revenues including sponsorships for our GlobalMedia.com Player.

During the quarter we significantly expanded the quality and diversity of our network associates by developing key relationships with well-recognized content providers including AccuWeather, fashiontv.com, and Trafficstation.com. We continued to refine our streaming and e-commerce infrastructure including the successful implementation of our video broadcasting solution. As of April 30, 2000, we had signed up 98 network associates (representing 174 unique e-commerce sites and 37 broadcasting associates). Of these, 156 unique e-commerce sites were online and 12 broadcasting associates were streaming by quarter end. This compares to 77 network associates (representing 161 unique e-commerce sites and 27 broadcasting associates) signed up as of January 31, 2000, of which 134 unique e-commerce sites and 4 broadcasting associates were implemented at that time. We commenced the quarter with 101 full time staff and ended the quarter with 112. We currently employ 109 full time staff members.

We experienced significant client growth subsequent to quarter end. As of June 9, 2000, we had signed up 112 network associates (representing 182 unique e-commerce sites and 55 broadcasting associates). We have also recently acquired web services contracts for an additional 144 radio stations and agreed to acquire streaming contracts for 68 radio stations. SEE " - Recent Events"

OUR BUSINESS

We offer an award winning streaming media broadcasting solution to radio and television stations and internet sites through our GlobalMedia.com Network Associate program. The centerpiece of our broadcasting network solution is the GlobalMedia.com Player, a streaming media player developed in conjunction with RealNetworks, Inc. The GlobalMedia.com Player is private-label branded for our broadcasting associates and enables listeners to stream live and simulated live audio, video and other multimedia content such as radio feeds from our 13 proprietary internet-only music stations and from the stations of each of our broadcasting associates.

We are working to integrate our broadcasting solutions with our e-commerce solutions. Through our e-commerce solution, we sell music CDs and cassettes, home videos and digital video discs (DVDs), books and other entertainment products. Sales are made through our own online store and through the private-label storefronts which we create for the network associates in our GlobalMedia.com Network Associate program. Visitors to those storefronts can place merchandise orders from the storefront on our network associates' web sites, which we then process through our e-commerce backend solution and fulfill through our fulfillment partners.

We commercially launched our broadcasting solution including the GlobalMedia.com Player in January 2000, and successfully incorporated our streaming video solution into the broadcasting network during the current quarter. When our broadcasting network is fully integrated with our e-commerce solution, our network associates can offer their customers a tightly integrated entertainment and online shopping experience. For example, accessing our broadcasting network will enable a network associate's customers to listen to live music programming through the GlobalMedia.com Player and purchase CDs of the featured artists at the same time.

We launched a beta version of our own e-commerce site in May 1999 to demonstrate our e-commerce solution, and commercially launched our own online store in September 1999, which was significantly revised in November 1999 to offer greater functionality and ease of use. Our online store combines an extensive catalogue of music, books, videos and other entertainment products, with easy-to-use navigation and search capabilities and entertainment-focused content. Additionally, visitors can download the GlobalMedia.com Player for free. We are continuing the further development of our online store and e-commerce backend to provide additional features and content and expect that these enhancements will improve the revenue generating potential of our own store and the stores of our network associates.

Since inception of our internet-focused business plan, we have incurred significant losses resulting primarily from costs related to developing our broadcasting and e-commerce solutions, developing or acquiring technologies to be used in our business and general corporate overhead, and have generated minimal revenues from our operations. We expect to continue incurring net losses for the foreseeable future, as we plan to invest in:

-    promoting our Network Associate program;

- enhancing our broadcasting and e-commerce solutions and improving their reliability and functionality;

-    developing our infrastructure and applications; and

-    hiring additional employees.

Our revenues for the foreseeable future will likely derive primarily from advertising, streaming fees, design and implementation fees and product sales and will depend primarily on the number of network associates that we sign up, the number of listeners on our simulated live stations and the live stations of our network associates, the number of visitors that we are able to attract to our online store and that our network associates are able to attract to their stores, and on how many of those visitors purchase products we offer for sale. Our broadcasting solution revenues will also depend to a significant extent on our ability to attract customers (such as radio and television stations) for these streaming media services. We have initiated a program to market streaming media consulting and development services and expect that over time this service line could become a significant revenue contributor. We cannot forecast with any degree of certainty the number of visitors to our online store or the stores of our network associates, the number of visitors that will become customers or the number of customers we will be able to secure for our streaming media services. If our revenue growth is slower than anticipated or our operating expenses exceed our expectations, our losses will be significantly greater than anticipated. We may never achieve or sustain profitability.

Because of the development stage of our business and the seasonality inherent in a retail business, our results of operations discussed below are not necessarily indicative of the results you should expect for any future comparable period. SEE " - Seasonality". Inflation has not historically had any material effect on our operations.

RESULTS OF CONTINUING OPERATIONS

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion exclude results of our discontinued call center businesses. SEE Note 3 to the Consolidated Financial Statements.
--------------------------------------------------------------------------------

QUARTER ENDED APRIL 30, 2000 COMPARED TO QUARTER ENDED APRIL 30, 1999

         SALES. We had sales of $246,628 from our operations in the third quarter of fiscal 2000, compared to none in the third quarter of fiscal 1999. Our internet-focused business did not commence until the third quarter of fiscal 1999. Our sales for the third quarter of fiscal 2000 increased 321% over the previous quarter's total sales of $58,635.

         COST OF SALES. Our cost of sales totaled $175,155 in the third quarter of fiscal 2000, compared to none in the third quarter of fiscal 1999. Our cost of sales in the most recent quarter consisted primarily of minimum contractual broadcasting-related charges that were payable as we continued to develop and expand our network.

         OPERATING EXPENSES. Our operating expenses increased to $3,279,347 in the third quarter of fiscal 2000, from $287,759 in the third quarter of fiscal 1999. This increase resulted from significant growth in our operations and reflects increases in all our operating expenses as follows:

- Depreciation and amortization increased to $403,441 in the third quarter of fiscal 2000, from $54,783 in the third quarter of fiscal 1999, due primarily to the acquisition and development of significant capital assets during the current fiscal year. We expect our depreciation and amortization expenses to increase significantly in future periods due to the amortization of acquisition costs, including goodwill, associated with the acquisition of customer contracts from OnRadio.com. SEE "- Recent Events."

- General and administrative expenses increased to $529,302 in the third quarter of fiscal 2000, from $155,011 in the third quarter of fiscal 1999, due primarily to higher costs associated with multiple office locations and the administration required for a significantly larger organization.

- Sales and marketing expenses increased to $1,492,705 in the third quarter of fiscal 2000, compared to $26,604 in the third quarter of fiscal 1999. The increase resulted from costs incurred under marketing-related agreements with RealNetworks, which amounted to $930,664, costs associated with attending industry related conferences, marketing of the Network Associate program, and expenses relating to developing our sales force.

- Shareholder communication expenses increased to $212,159 in the third quarter of fiscal 2000, from $51,361 in the third quarter of fiscal 1999, due primarily to improving communication with our shareholders through materials and services provided, and to being listed on the Nasdaq National Market during the third quarter.

- Technical operations and development expenses were $641,740 in the third quarter of fiscal 2000, as compared to none in the third quarter of fiscal 1999. These expenses were primarily due to the costs of developing and expanding our e-commerce and streaming media technologies.

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $3,207,874 net loss from continuing operations for the third quarter of fiscal 2000, up from our $287,759 net loss from continuing operations for the third quarter of fiscal 1999, due primarily to the increases in operating expenses described above as we continue to implement our internet-focused business plan.

         INTEREST. We realized net interest expense of $57,296 in the third quarter of fiscal 2000, compared to net interest expense of $36,814 in the third quarter of fiscal 1999. The expense is net of $34,561 in interest income in the third quarter of fiscal 2000, compared to none in the third quarter of fiscal 1999, due to higher bank balances.

         LOSS AND COMPREHENSIVE LOSS. We experienced a $3,304,832 loss and comprehensive loss for the third quarter of fiscal 2000, up from our $327,494 loss and comprehensive loss for the third quarter of fiscal 1999.

NINE MONTHS ENDED APRIL 31, 2000 COMPARED TO NINE MONTHS ENDED APRIL 30, 1999

         SALES. We had revenues of $318,908 from our operations in the nine months ended April 30, 2000, compared to none in the nine months ended April 30, 1999. Our internet-focused business did not commence until the third quarter of fiscal 1999.

         COST OF SALES. Our cost of sales totaled $305,868 in the nine months ended April 30, 2000, compared to none in the nine months ended April 30, 1999. Our cost of sales in the nine months ended April 30, 2000 consisted primarily of minimum contractual broadcasting-related charges that were payable as we continued to develop and expand our network.

         OPERATING EXPENSES. Our operating expenses increased to $7,291,329 in the nine months ended April 30, 2000, from $1,202,759 in the nine months ended April 30, 1999. This increase resulted from significant growth in our operations and reflects increases in all our operating expenses as follows:

- Depreciation and amortization increased to $751,292 in the nine months ended April 30, 2000, from $90,060 in the nine months ended April 30, 1999, due primarily to the acquisition and development of significant capital assets during the current fiscal year.

- General and administrative expenses increased to $1,320,094 in the nine months ended April 30, 2000, from $349,403 in the nine months ended April 30, 1999, due primarily to higher costs associated with multiple office locations and the administration required for a significantly larger organization.

- Sales and marketing expenses increased to $3,153,876 in the nine months ended April 30, 2000, compared to $69,848 in the nine months ended April 30, 1999. The increase resulted from costs of $1,526,664 incurred with RealNetworks, Inc. under various marketing-related agreements, the costs associated with attending industry related conferences, marketing of the Network Associate program and expenses developing a sales force.

- Shareholder communication expenses increased to $338,754 in the nine months ended April 30, 2000, from $144,648 in the nine months ended April 30, 1999, due primarily to the costs of improving communications with, and materials provided to, our shareholders, and to being nationally listed on the Nasdaq Stock Market during the third quarter.

- Technical operations and development expenses were $1,727,313 in the nine months ended April 30, 2000, as compared to none in the nine months ended April 30, 1999. These expenses were primarily due to the costs of developing and expanding our e-commerce and streaming media technologies.

- We incurred no stock option compensation expense in the nine months ended April 30, 2000, compared to $548,800 in the nine months ended April 30, 1999. SEE Note 6 to the Consolidated Financial Statements.

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $7,278,289 net loss from continuing operations for the nine months ended April 30, 2000, up from our $1,202,759 net loss from continuing operations for the nine months ended April 30, 1999, due primarily to the increase in operating expenses described above as we continued to implement our internet focused business plan.

         INTEREST. We realized net interest expense of $55,187 in the nine months ended April 30, 2000, compared to net interest expense of $47,283 in the nine months ended April 30, 1999. The expense is net of $111,187 in interest income in the nine months ended April 30, 2000, compared to none in the nine months ended April 30, 1999, due to higher bank balances.

         LOSS AND COMPREHENSIVE LOSS. We experienced a $7,368,494 loss and comprehensive loss for the nine months ended April 30, 2000, up from our $1,259,402 loss and comprehensive loss for the nine months ended April 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center businesses. SEE Note 3 to the Consolidated Financial Statements.
--------------------------------------------------------------------------------

QUARTER ENDED APRIL 30, 2000 COMPARED TO QUARTER ENDED APRIL 30, 1999

         WORKING CAPITAL. At April 30, 2000, we had positive working capital of $7,498,347 and a working capital ratio of 9.67. This represented a significant improvement from our April 30, 1999 working capital deficiency of $991,176 and working capital ratio of 0.11. We currently have an estimated working capital at the date of this report of 3,750,000, and a working capital ratio of 8.33.

         FINANCING ACTIVITIES. We financed our operations and capital expenditures in third quarter of fiscal 2000 primarily from existing cash on hand and the exercise of investment and compensatory stock options. Cash received upon the exercise of stock options, including exercises by RGC of investment options for 596,630 shares, totaled $3,562,554 in third quarter fiscal 2000. We also issued 5,000 Series B convertible preferred shares and warrants in a private transaction with RGC International Investors, LDC for gross proceeds of $5,000,000. SEE Note 8 to Consolidated Financial Statements.

         CAPITAL EXPENDITURES AND COMMITMENTS. Our capital expenditures decreased to $338,615 in third quarter fiscal 2000, from $462,463 in third quarter fiscal 1999, primarily as the result of reduced requirements for computer hardware, software and operating equipment purchases.

         FUTURE CAPITAL REQUIREMENTS. We expect negative cash flow from operations to continue for fiscal 2000 as we continue to develop and market our internet-focused operations, and anticipate achieving cash flow breakeven in the fourth quarter of fiscal 2001 and accounting profitability during fiscal 2002.

         We currently anticipate that our available cash will be sufficient to fund our existing operations to the second quarter of fiscal 2001. As discussed below, we potentially have access to an additional $5,000,000 in gross proceeds under our existing agreement with RGC. Additionally, we are in discussions with a number of potential strategic investors to obtain additional financing to fund our operating and capital expenditure needs. If we are able to secure such additional financing, we expect that such financing, together with proceeds from the exercise of existing investment and compensatory stock options and warrants, will enable us to meet all of our existing operating and capital expenditure needs, including financial obligations to RealNetworks, Inc., through the fourth fiscal quarter of 2001. However, there can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not avaiable on acceptable terms, this could negatively impact our business. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders will be reduced, shareholders may experidnce additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

         Under our recent Securities Purchase Agreement with RGC, RGC has agreed to purchase 5,000 shares of Series C convertible preferred stock and related warrants for gross proceeds of $5,000,000. The closing of this part of our transaction with RGC is subject to certain conditions, none of which are within RGC's control. The conditions to the second closing are:

         (a) the effectiveness of a registration statement we are required to file with the Securities and Exchange Commission registering for resale the shares of common stock issued or issuable to RGC upon conversion of the Series B and Series C convertible preferred stock, exercise of the related investment options, and exercise of the warrants;

         (b) absent shareholder approval of the transactions contemplated in the Securities Purchase Agreement prior to the second closing date, the number of shares of common stock issuable upon conversion of the Series B and Series C convertible preferred stock and exercise of the related investment options (based on the applicable conversion price in effect prior to the second closing), may not exceed fifty percent (50%) of the Maximum Share Amount (which is 4,708,342, or 19.99% of the number of shares of common stock outstanding immediately prior to the issuance of the Series B convertible preferred stock); and

         (c) whether or not the Company receives shareholder approval as described above, the number of shares issuable upon conversion of the Series B and Series C convertible preferred stock and exercise of the related investment options (based on the applicable conversion price in effect prior to the second closing) may not exceed 80% of the Maximum Share Amount.

To ensure that the second condition described above is met, we are holding a special meeting of shareholders on or about June 30, 2000 at which we expect the RGC transaction to be approved. However, even if our shareholders approve the RGC transaction, because of the third condition we will not close the sale of the Series C convertible preferred stock and warrants if the conversion price in effect at the time we are ready to close is less than approximately $5.35. The conversion price is based on, and varies with fluctuations in the market price of, our common stock. See Note 8 to Consolidated Financial Statements. At June 9, 2000, the conversion price would have been $4.33. At this conversion price, we would not have been able to close the sale of the Series C preferred stock and warrants at that date. Based on the current price of our common stock, there is a significant risk that we will not close this transaction.

RECENT EVENTS

NASDAQ LISTING

On April 26, 2000, we commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market.

OFFERING TO RGC INTERNATIONAL INVESTORS LDC

         PREFERRED STOCK. On April 28, 2000, we entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors, LDC. Under this agreement, we issued 5,000 Series B convertible preferred shares with a stated value of $1,000 per share and 5-year warrants to purchase 388,500 shares at $7.0795 for gross proceeds of $5,000,000. We also agreed to conditionally issue 5,000 Series C convertible preferred shares with a stated value of $1,000 per share and additional 5-year warrants for gross proceeds of $5,000,000. SEE Note 8 to Consolidated Financial Statements. The closing of the sale of the Series C convertible preferred shares and related warrants is conditioned upon satisfaction of certain conditions described above under "- Liquidity and Capital Resources - Future Capital Requirements."

         Upon conversion by RGC of shares of Series B convertible preferred stock and (if issued) shares of Series C convertible preferred stock, RGC has an investment option to acquire, at an exercise price equal to the conversion price then in effect, the same number of shares of common stock as the number of shares of common stock into which the Series B or Series C convertible preferred shares are being converted. To the extent any Series B or Series C convertible preferred shares are not converted prior to April 28, 2003, any previously unconverted shares are automatically converted into common shares under the same conversion terms.

         TERMS OF PREFERRED STOCK. The Series B convertible preferred shares are and, if issued, the Series C convertible preferred shares will be, convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of preferred stock together with a premium thereon accruing at a per annum rate of 5% is convertible at the lesser of a fixed conversion price or a variable conversion price based on the market price of the common shares at the time of conversion. The conversion price of the Series B convertible preferred shares is the lesser of: (a) the average of the seven consecutive lowest closing bid prices of common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or (b) $6.435. The conversion price of the Series C convertible preferred shares, if issued, will be the lesser of: (a) the average of the seven consecutive lowest closing bid prices of common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or (b) a fixed conversion price. That fixed conversion price will be the lesser of: (i) $7.40, or (ii) the average of the closing bid prices of common shares during the five
(5) trading days immediately preceding the Series C closing date.

         SERIES C CLOSING CONDITIONS. The Series C Preferred Stock issue is subject to certain conditions to closing, none of which are in the Investor's control. The conditions are as described above in "- Liquidity and Capital Resources - Future Capital Requirements." We can provide no assurance that such conditions to closing will be satisfied.

RECENT ACQUISITION.

         On June 7, 2000, we entered into a transaction with OnRadio.com to acquire contracts relating to the provision of certain web-related services to 212 radio stations. Of the these contracts, contracts with 144 stations relate to non-streaming services such as web-site hosting, content provision and ad placement. An initial closing involving the acquisition of these contracts occurred on June 8, 2000. The contracts with the remaining 68 stations relate to streaming media services. We will acquire these contracts in one or more subsequent closings when the conditions to such closings have been satisfied.

         In connection with this transaction, we agreed to pay OnRadio total consideration of $9,000,000, consisting of $500,000 cash and the balance in shares 1,697,619 shares of common stock based on an agreed price of $5.00 per share. We paid OnRadio the cash portion of the purchase price in the initial closing out of our available cash on hand at that time. We also paid OnRadio a total of 497,619 shares in the initial closing. An additional 750,000 shares were placed in escrow to pay OnRadio for streaming media contracts as they are acquired in subsequent closings. The final closing will occur no later than 120 days after the initial closing. Under the terms of the agreement, shares representing 25% of the total purchase price were placed in escrow to cover a purchase price adjustment which may be required if certain levels of customer attrition are exceeded during the 12 months period after the initial closing. We also agreed to pay OnRadio additional stock consideration of up to $3,000,000 (at $5.00 per share) in the event that we conclude customer contracts with certain identified sales prospects of OnRadio, which OnRadio has agreed to transition over to us.

         In connection with this transaction, the Company entered into certain other agreements with OnRadio, including agreements relating to transitional services, licensing of certain OnRadio software, and the lease of certain computer equipment. Under the transitional service agreement, OnRadio has agreed to provide certain services over defined periods to assist us in transitioning the acquired customers to our solutions. We also licensed, on a cost free basis, certain proprietary OnRadio software and lease, for a nominal cost, certain computer equipment necessary to provide certain ongoing services to acquired customers during the transition process. Under the terms of our equipment lease, we have the right to acquire certain of the equipment for a nominal buy-out price. Finally, we agreed to register for public resale the shares issued to OnRadio in this transaction within certain defined periods beginning as early as 90 days after the initial closing. OnRadio agreed that its sales of our shares pursuant to the registration statement would not exceed certain volume limitations defined by reference to SEC Rule 144.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


On April 28, 2000, we entered into a Securities Purchase Agreement and ancillary agreements with RGC International Investors LDC ("RGC") pursuant to which we issued 5,000 shares of Series B convertible preferred stock with a stated value of $1,000 per share and 5-year warrants to acquire 388,500 shares of common stock for gross proceeds of $5,000,000. The Series B convertible preferred shares are convertible from time to time into shares of common stock based on a conversion price that is the lesser of a fixed conversion price or a market-based conversion price determined at the time of conversion. The Series B convertible preferred shares include investment options which give the holders the right to acquired, at an exercise price equal to the conversion price then in effect, a number of additional shares of common stock equal to the number of shares into which shares of Series B convertible preferred stock are converted. Under the terms of the same agreement, we also agreed, subject to certain closing conditions, to issue for cash, 5,000 shares of Series C convertible preferred stock having a stated value of $1,000 per share and 5-year warrants to acquire additional shares of common stock (in an amount determined at the time of closing) for additional gross proceeds of $5,000,000. We issued (or will issue) these securities in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The holders of the Series B convertible preferred stock have and the holders of the Series C convertible preferred stock will have certain preferential rights on liquidation over the holders of the common stock, as set forth in certificates of designation relating to the Series B convertible preferred stock and Series C convertible preferred stock that have been, or in the case of the Series C convertible preferred stock will be, filed as amendments to our articles of incorporation.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of shareholders on April 18, 2000. At the meeting, our shareholders voted on the following:

Proposal No. 1. Election of Directors

Proposal No. 2. Ratification of Selection of Arthur Andersen LLP, Chartered Accountants, as the Company's Independent Auditors.

Proposal No. 3. Approval of an Amendment to our Articles of Incorporation to Change the Name of the Company to "GlobalMedia.com".

Proposal No. 4. Approval of the Global Media Corp. 2000 Stock Option Plan.

With regard to the foregoing proposals, the number of votes cast in favor, the number of votes cast against and the number of votes withheld for each proposal is outlined below:

Proposal No. 1:            18,551,613 in favor, 9,085 withheld
Proposal No. 2:            18,550,857 in favor, 4,825 against, 5,016 withheld
Proposal No. 3:            18,543,256 in favor, 9,492 against, 6,950 withheld
Proposal No. 4:            15,691,969 in favor, 27,900 against, 20,399 withheld


ITEM 5.  OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.    EXHIBITS.

The following documents are filed as exhibits to this Quarterly Report:


   EXHIBIT
    NUMBER      DESCRIPTION
    10.34       Securities Purchase Agreement dated April 28, 2000 by and among
                GlobalMedia.com and RGC International Investors, LDC. (1)
    10.35       Certificate of Designations, Preferences and Rights of Series B
                Convertible Preferred Stock of GlobalMedia.com. (1)
    10.36       Stock Purchase Warrant dated April 28, 2000 from GlobalMedia.com to RGC International Investors, LDC. (1)
    10.37       Registration Rights Agreement dated April 28, 2000 by and among
                GlobalMedia.com and RGC International Investors, LDC. (1)
    10.38       Asset Purchase Agreement dated June 6, 2000 by and among
                GlobalMedia.com and OnRadio.com. (2)
    10.39       Transition Services Agreement dated June 7, 2000 by and among
                GlobalMedia.com and OnRadio.com. (2)
    10.40       Investor Rights Agreement dated June 7, 2000 by and among
                GlobalMedia.com and OnRadio.com. (2)
    10.41       Software License Agreement dated June 7, 2000 by and among by and among GlobalMedia.com and OnRadio.com. (2)
    10.42       Lease Agreement dated June 7, 2000 by and among GlobalMedia.com and OnRadio.com.(2)
    10.43       Transfer Agent Instructions dated June 7, 2000.(2)
    10.44       Form of Noncompetition Agreement.(2)
      27        Financial Data Schedule.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 12, 2000.
(2) Filed with this Form 10-QSB on June 14, 2000.

b.REPORTS ON FORM 8-K.

         On February 1, 2000, we filed a Current Report on Form 8-K to report a change in our certifying accountants from Ernst & Young LLP, Chartered Accountants, to Arthur Andersen, LLP, Chartered Accountants.


                                         SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 14, 2000             /s/ L. JAMES PORTER
                                ---------------------------------

                                   L. James Porter
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer, and authorized signatory for the registrant)

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Quarterly Report:

    10.34       Securities Purchase Agreement dated April 28, 2000 by and among
                GlobalMedia.com and RGC International Investors, LDC. (1)
    10.35       Certificate of Designations, Preferences and Rights of Series B
                Convertible Preferred Stock of GlobalMedia.com. (1)
    10.36       Stock Purchase Warrant dated April 28, 2000 from GlobalMedia.com to RGC International Investors, LDC. (1)
    10.37       Registration Rights Agreement dated April 28, 2000 by and among
                GlobalMedia.com and RGC International Investors, LDC. (1)
    10.38       Asset Purchase Agreement dated June 6, 2000 by and among
                GlobalMedia.com and OnRadio.com. (2)
    10.39       Transition Services Agreement dated June 7, 2000 by and among
                GlobalMedia.com and OnRadio.com. (2)
    10.40       Investor Rights Agreement dated June 7, 2000 by and among
                GlobalMedia.com and OnRadio.com. (2)
    10.41       Software License Agreement dated June 7, 2000 by and among by and among GlobalMedia.com and OnRadio.com. (2)
    10.42       Lease Agreement dated June 7, 2000 by and among GlobalMedia.com and OnRadio.com.(2)
    10.43       Transfer Agent Instructions dated June 7, 2000.(2)
    10.44       Form of Noncompetition Agreement.(2)
      27        Financial Data Schedule.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 12, 2000.
(2) Filed with this Form 10-QSB on June 14, 2000.