Form 10QSB/A
period 2000-01-31
GLOBALMEDIA COM
filed 2000-08-29
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 18, 2000, THERE WERE 27,387,034 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK.



THIS REPORT ON FORM 10-QSB/A CONSTITUTES AMENDMENT NO. 1 TO THE REGISTRANT'S FORM 10-QSB FOR THE QUARTER ENDED JANUARY 31, 2000. THIS REPORT IS INTENDED TO AMEND CERTAIN INFORMATION CONTAINED IN PART I, ITEMS 1 AND 2. SEE NOTE 7 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE BASIS FOR SUCH AMENDMENTS.

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MEDIA CORP.



                                            CONSOLIDATED BALANCE SHEETS
                                             (as restated - SEE Note 7)
                                                    (Unaudited)


                                 (in US dollars)

                                                                   JANUARY 31            JULY 31
                                                                         2000               1999

                                                                           $                  $
                                                                   ----------            ---------
ASSETS

CURRENT

Cash and cash equivalents                                             2,542,833         5,649,073
Short-term investments                                                  240,000           240,000
Trade and other receivables                                             182,200            84,336
Prepaid expenses                                                         40,384            37,760
                                                                   ------------         ----------
                                                                      3,005,417         6,011,169
Capital assets [NOTE 4]                                               4,849,440         1,537,434
                                                                   ------------         ----------
                                                                      7,854,857         7,548,603
                                                                   ============         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT

Accounts payable and accrued liabilities                                395,359           368,094
Due to affiliated company [NOTE 5]                                       52,091           132,946
Due to shareholders [NOTE 5]                                             94,349           221,091
Current portion of long-term debt                                        66,180                --
                                                                   ------------         ----------
                                                                        607,979           722,131
LONG-TERM DEBT
Lease payable                                                            86,407                 --
                                                                   ------------         ----------
                                                                        694,386           722,131
                                                                   ------------         ----------
Commitments and contingencies [NOTE 9]
Convertible preferred shares [NOTE 7]                                         --         7,089,775
SHAREHOLDERS' EQUITY
Convertible preferred shares [NOTE 7]                                 5,709,104                 --
   100,000,000 authorized, 6,625 issued and outstanding
Common shares, par value $0.001 each, 200,000,000 authorized,            14,131            12,658
   22,128,826 and 20,656,331 issued and outstanding [NOTE 6]
                                                                   ------------         ----------
                                                                      5,723,235            12,658
Additional paid in capital [NOTE 7]                                  12,039,002         2,617,109
Deficit                                                             (10,601,766)       (2,893,070)
                                                                   ------------         ----------
                                                                      7,160,471          (263,303)
                                                                   ------------         ----------
                                                                      7,854,857         7,548,603
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
                                               ===========     ==========   ===========   ==========


SEE ACCOMPANYING NOTES

GLOBAL MEDIA CORP.


                                            CONSOLIDATED STATEMENTS OF
                                         SHAREHOLDERS' EQUITY (DEFICIENCY)
                                             (as restated - SEE NOTE 7)
                                                    (Unaudited)

                                                                                                  (in US dollars)

                                                                                           ADDITIONAL RETAINED

                                          PREFERRED STOCK               COMMON STOCK         PAID IN   EARNINGS
                                          SHARES     AMOUNT          SHARES     AMOUNT       CAPITAL  (DEFICIT)
                                            #          $                #          $          $         $
                                         ---------  -----------  -----------    ----------  ----------- -------------

BALANCE, JULY 31, 1998                      --            --      19,890,831       11,892      543,525     (661,996)
Preferred shares issued [NOTE 7]           8,500     7,089,775          --           --           --           --
Warrants issued on financing [NOTE          --            --            --           --      1,000,000         --
7]

Stock options exercised                     --            --         765,500          766      392,484         --
Compensatory stock options                  --            --            --           --        681,100         --
Loss for the year                           --            --            --           --           --     (2,231,074)
                                         ---------  -----------  -----------    ----------  ----------- -------------
BALANCE, JULY 31, 1999                     8,500     7,089,775    20,656,331       12,658    2,617,109   (2,893,070)
Stock options exercised                     --            --         605,551          606    2,193,714         --
Conversion of preferred shares            (1,875)   (1,625,705)      495,426          495    1,625,210           __
[NOTE 7]
Conversion of amounts due to                  __            __        32,535           33      203,313           __
shareholder                                   __            __       338,983          339    1,999,656           __
   and affiliated company [NOTE 5]
Issue of restricted shares [NOTE 8]
Deemed dividend on beneficial
   conversion feature [NOTE 7]              --                          --           --      3,400,000   (3,400,000)
Loss for the quarter                        --                            __         --           --   --(4,063,662)
Accrued preferred share premium             --         245,034          --           --           --       (245,034)
                                         ---------  -----------  -----------    ----------  ----------- -------------
BALANCE, JANUARY 31, 2000                  6,625     5,709,104    22,128,826       14,131   12,039,002  (10,601,766)
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


Subsequent to the issue of the Company's financial statements for the quarter ended April 30, 2000, the company identified accounting issues with regard to the recognition of a contingent beneficial conversion feature of the convertible preferred shares issued to RGC. Under the terms of the securities purchase agreement with RGC, the conversion terms were adjusted to 80% of their original values when the Company was not listed on the NASDAQ Stock Exchange by November 6, 1999. In accordance with EITF 98-5, the Company recorded a deemed dividend and additional paid in capital of $3,400,000 at November 6, 1999 to account for the realization of the contingent benefit.


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


Subsequent to the issue of the Company's financial statements for the quarter ended April 30, 2000, the company identified accounting issues with regard to the recognition of a contingent beneficial conversion feature of convertible preferred shares. As a result, the Company has restated its financial statements for the second quarter and six months ended January 31, 2000 in the form included with this Amendment No. 1 to Quarterly Report on Form 10-QSB/A. The following discussion reflects, where appropriate, changes as a result of such restatement. SEE Note 7 to the Company's attached financial statements.


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