Form 10QSB/A
period 2000-04-30
GLOBALMEDIA COM
filed 2000-08-29
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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



This report on Form 10-QSB/A constitutes Amendment No. 1 to the Registrant's Form 10-QSB for the quarter ended April 30, 2000. This report is intended to amend certain information contained in Part I, Items 1 and 2. SEE Notes 7 and 9 to the Consolidated Financial Statements for the basis for such amendments.

ITEM 1.  FINANCIAL STATEMENTS

GLOBALMEDIA.COM


                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                   (As restated--SEE Notes 7 and 9)
                                           (in US dollars)



                                                                        APRIL 30           JULY 31
                                                                          2000              1999
                                                                            $                 $
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                  7,849,694         5,649,073
Short-term investments                                                       170,000           240,000
Trade and other receivables                                                  303,858            84,336
Prepaid expenses                                                              39,512            37,760
-------------------------------------------------------------------------------------------------------
                                                                           8,363,064         6,011,169
Capital assets [NOTE 4]                                                    4,792,916         1,537,434
-------------------------------------------------------------------------------------------------------
                                                                          13,155,980         7,548,603
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                     670,412           368,094
Due to affiliated company [NOTE 5]                                            33,759           132,946
Due to shareholders [NOTE 5]                                                  94,363           221,091
Current portion of long-term debt                                             66,183                --
-------------------------------------------------------------------------------------------------------
                                                                             864,717           722,131
LONG-TERM DEBT
Lease payable                                                                 68,074                --
-------------------------------------------------------------------------------------------------------
                                                                             932,791           722,131
-------------------------------------------------------------------------------------------------------

Commitments and contingencies [NOTE 11]
Convertible preferred shares [NOTES 7 AND 8]                               4,312,000         7,089,775
SHAREHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred shares [NOTE 7]                                      3,202,674                --
   100,000,000 authorized, 4,175 issued and outstanding
Common shares, par value $0.001 each, 200,000,000 authorized,                 15,557            12,658
   23,554,986 and 20,656,331 issued and outstanding [NOTE 6]
-------------------------------------------------------------------------------------------------------
                                                                           3,218,231            12,658
Additional paid in capital [NOTE 7]                                       22,571,981         2,617,109
Deferred compensation [NOTE 9]                                            (2,945,625)               --
Deficit                                                                  (14,933,398)       (2,893,070)
-------------------------------------------------------------------------------------------------------
                                                                           7,911,189          (263,303)
=======================================================================================================
                                                                          13,155,980         7,548,603
=======================================================================================================



SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM


                                    CONSOLIDATED STATEMENTS OF LOSS
                                        AND COMPREHENSIVE LOSS
                                              (Unaudited)
                                   (As restated--SEE Notes 7 and 9)
                                            (in US dollars)



                                                        FOR 3 MONTHS                  FOR 9 MONTHS
                                                       ENDED APRIL 30                ENDED APRIL 30
                                                    2000           1999           2000           1999
                                                     $              $              $              $
-----------------------------------------------------------------------------------------------------------
SALES (note 10)                                      246,628              --       318,908              --
COST OF SALES                                        175,155              --       305,868              --
-----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                          71,473              --        13,040              --
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Depreciation and amortization                     403,441          54,783       751,292          90,060
   General and administrative [NOTE 9]             1,511,177         155,011     2,301,969         349,403
   Sales and marketing                             1,492,705          26,604     3,153,876          69,848
   Shareholder communications                        212,159          51,361       338,754         144,648
   Stock options compensation [NOTE 6]                    --              --            --         548,800
   Technical operations and development              641,740              --     1,727,313              --
-----------------------------------------------------------------------------------------------------------
                                                   4,261,222         287,759     8,273,204       1,202,759
LOSS FROM CONTINUING OPERATIONS AND
   BEFORE OTHER ITEMS                             (4,189,749)       (287,759)   (8,260,164)     (1,202,759)
-----------------------------------------------------------------------------------------------------------
OTHER ITEMS
   Interest                                          (57,296)        (36,814)      (55,187)        (47,283)
   Foreign exchange                                  (39,662)         (2,921)      (35,018)         (7,280)
-----------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS BEFORE
   DISCONTINUED OPERATIONS                        (4,286,707)       (327,494)   (8,350,369)     (1,257,322)
DISCONTINUED OPERATIONS [NOTE 3]                          --              --            --          (2,080)
-----------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        (4,286,707)       (327,494)   (8,350,369)     (1,259,402)
===========================================================================================================
BASIC AND FULLY DILUTED
   LOSS PER COMMON SHARE                               (0.19)          (0.02)        (0.37)          (0.07)
===========================================================================================================

WEIGHTED AVERAGE SHARES USED IN THE
   COMPUTATION OF LOSS PER SHARE                  23,063,507      20,544,431    22,596,167      20,253,942
===========================================================================================================




SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                                               CONSOLIDATED STATEMENTS OF
                                            SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                      (Unaudited)
                                            (As restated--SEE Notes 7 and 9)
                                                    (in US dollars)




                                             PREFERRED STOCK             COMMON STOCK         ADDITIONAL    RETAINED
                                             ---------------             ------------          PAID IN      EARNINGS
                                          SHARES         AMOUNT        SHARES     AMOUNT       CAPITAL      (DEFICIT)
                                            #              $              #          $            $            $
------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                        --               --     19,890,831     11,892      543,525      (661,996)
Preferred shares issued [NOTE 7]           8,500        7,089,775             --         --           --            --
Warrants issued on financing [NOTE 7]         --               --             --         --    1,000,000            --
Stock options exercised                       --               --        765,500        766      392,484            --
Compensatory stock options                    --               --             --         --      681,100            --
Loss for the year                             --               --             --         --           --     (2,231,074)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1999                     8,500        7,089,775     20,656,331     12,658    2,617,109     (2,893,070)
Stock options exercised                       --               --      1,435,081      1,435    5,755,439             --
Conversion of preferred shares [NOTE 7]   (4,325)      (4,177,060)     1,092,056      1,092    4,175,959             --
Conversion of amounts due to shareholder
   and affiliated company [NOTE 5]            --               --         32,535         33      203,313             --
Issue of restricted shares                    --               --        338,983        339    1,999,661             --
Issue of preferred shares [NOTE 8]         5,000        4,312,000             --         --           --             --
Deemed dividend on beneficial
   conversion feature [NOTE 7]                --                              --         --    3,400,000     (3,400,000)
Warrants issued on financing [NOTE 8]         --               --             --         --      493,000             --
Deferred compensation [NOTE 9]                --               --             --         --    3,927,500             --
Loss for the 9 months                         --               --             --         --           --     (8,350,369)
Accrued preferred share premium               --          289,959             --         --           --       (289,959)
------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 2000                    9,175        7,514,674     23,554,986     15,557   22,571,981    (14,933,398)
========================================================================================================================



SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (As restated--SEE Notes 7 and 9)
                                 (in US dollars)




                                                                                   FOR 9 MONTHS
                                                                                  ENDED APRIL 30
                                                                              2000              1999
                                                                               $                 $
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                      (8,350,369)       (1,259,402)
Items not requiring an outlay of cash
   Accrued Interest Expense                                                      --            48,200
   Deferred compensation [NOTE 9]                                           981,875                --
   Share option compensation expense [NOTE 6]                                    --           548,800
   Share option professional fees expense [NOTE 6]                               --            37,300
   Amortization                                                             751,292            90,060
------------------------------------------------------------------------------------------------------
                                                                         (6,617,202)         (535,042)
Changes in non-cash operating working capital
   Trade and other receivables                                             (219,522)          (28,787)
   Short Term Investments                                                    70,000
   Inventory                                                                     --             1,992
   Prepaid expenses                                                          (1,752)            4,338
   Accounts payable and accrued liabilities                                 302,318           (69,229)
------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                        (6,466,158)         (626,728)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capitalized development costs                                            (2,970,124)               --
Purchase of capital assets                                               (1,066,824)         (462,463)
------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                        (4,036,948)         (462,463)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Advances (to) from shareholders                                             (16,466)          163,267
Advances (to) from affiliated company                                       (37,444)          162,484
Note payable                                                                     --           500,000
Lease payable                                                               134,257                --
Issue of restricted shares                                                1,999,995                --
Issue of preferred shares                                                 4,312,000                --
Issue of warrants                                                           493,000                --
Stock options exercised                                                   5,756,874           326,800
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                    12,642,216         1,152,551
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      61,511             6,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE 3 QUARTERS    2,200,621            70,303
Cash and cash equivalents, beginning of period                            5,649,073            14,996
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  7,849,694            85,299
======================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest - paid                                                               8,320             4,190
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


9. DEFERRED COMPENSATION RESTATEMENT


Subsequent to the issuance of the Company's financial statements for the quarter ended April 30, 2000, the Company identified accounting issues with regard to its treatment of a February 1, 2000 stock transaction between an executive of GlobalMedia.com and a principal shareholder whereby the executive purchased 500,000 common shares from the principal shareholder for nominal consideration. The shares are subject to a lock-up period of one year from the date of the transaction during which time they will be held in escrow. The shares are also subject to a right of repurchase if the Company terminates the executive for cause or the executive resigns during the lock-up period. A deemed compensation expense of $3,927,500 has been calculated on the transaction which will be amortized over the one-year term. As a result, the Company has restated its financial statements for the three months ended April 30, 2000.




10. ADVERTISING SALES

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


11. COMMITMENTS AND CONTINGENCIES


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


12. INCOME TAXES

For financial reporting purposes, a valuation allowance has been established for all deferred tax assets due to the uncertainty of realization.

13. SUBSEQUENT EVENT


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


Subsequent to the issue of the Company's financial statements for the quarter ended April 30, 2000, the company identified accounting issues with regard to its treatment of a stock transaction between an executive of GlobalMedia.com and a principal shareholder, and the recognition of a contingent beneficial conversion feature of convertible preferred shares. As a result, the Company has restated its financial statements for the third quarter and nine months ended ended April 30, 2000 in the form included with this Amendment No. 1 to Quarterly Report on Form 10-QSB/A. The following discussion reflects, where appropriate, changes as a result of such restatement. SEE Notes 7 and 9 to the Company's attached financial statements.

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


         OPERATING EXPENSES. Our restated operating expenses increased to $4,261,222 in the third quarter of fiscal 2000, from $287,759 in the third quarter of fiscal 1999. This increase resulted from significant growth in our operations and reflects increases in all our operating expenses as follows:


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


- Restated general and administrative expenses increased to $1,511,177 in the third quarter of fiscal 2000, from $155,011 in the third quarter of fiscal 1999, due primarily to a $981,875 deferred compensation charge (SEE Note 9), higher costs associated with multiple office locations and the administration required for a significantly larger organization.


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


         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $4,189,749 restated net loss from continuing operations for the third quarter of fiscal 2000, up from our $287,759 net loss from continuing operations for the third quarter of fiscal 1999, due primarily to the increases in operating expenses described above as we continue to implement our internet-focused business plan.


         INTEREST. We realized net interest expense of $57,296 in the third quarter of fiscal 2000, compared to net interest expense of $36,814 in the third quarter of fiscal 1999. The expense is net of $34,561 in interest income in the third quarter of fiscal 2000, compared to none in the third quarter of fiscal 1999, due to higher bank balances.


         LOSS AND COMPREHENSIVE LOSS. We experienced a $4,287,707 restated loss and comprehensive loss for the third quarter of fiscal 2000, up from our $327,494 loss and comprehensive loss for the third quarter of fiscal 1999.


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


         OPERATING EXPENSES. Our restated operating expenses increased to $8,273,204 in the nine months ended April 30, 2000, from $1,202,759 in the nine months ended April 30, 1999. This increase resulted from significant growth in our operations and reflects increases in all our operating expenses as follows:


- Depreciation and amortization increased to $751,292 in the nine months ended April 30, 2000, from $90,060 in the nine months ended April 30, 1999, due primarily to the acquisition and development of significant capital assets during the current fiscal year.


- Restated general and administrative expenses increased to $2,301,969 in the nine months ended April 30, 2000, from $349,403 in the nine months ended April 30, 1999, due primarily to a $981,875 deferred compensation charge (SEE Note 9), higher costs associated with multiple office locations and the administration required for a significantly larger organization.


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


         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $8,260,164 restated net loss from continuing operations for the nine months ended April 30, 2000, up from our $1,202,759 net loss from continuing operations for the nine months ended April 30, 1999, due primarily to the increase in operating expenses described above as we continued to implement our internet focused business plan.


         INTEREST. We realized net interest expense of $55,187 in the nine months ended April 30, 2000, compared to net interest expense of $47,283 in the nine months ended April 30, 1999. The expense is net of $111,187 in interest income in the nine months ended April 30, 2000, compared to none in the nine months ended April 30, 1999, due to higher bank balances.


         LOSS AND COMPREHENSIVE LOSS. We experienced a $8,350,369 restated loss and comprehensive loss for the nine months ended April 30, 2000, up from our $1,259,402 loss and comprehensive loss for the nine months ended April 30, 1999.


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

         We currently anticipate that our available cash will be sufficient to fund our existing operations to the second quarter of fiscal 2001. As discussed below, we potentially have access to an additional $5,000,000 in gross proceeds under our existing agreement with RGC. Additionally, we are in discussions with a number of potential strategic investors to obtain additional financing to fund our operating and capital expenditure needs. If we are able to secure such additional financing, we expect that such financing, together with proceeds from the exercise of existing investment and compensatory stock options and warrants, will enable us to meet all of our existing operating and capital expenditure needs, including financial obligations to RealNetworks, Inc., through the fourth fiscal quarter of 2001. However, there can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, this could negatively impact our business. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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