Form 10QSB/A
period 2000-04-30
GLOBALMEDIA COM
filed 2000-10-27
CIK 1037628

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

This report on Form 10-QSB/A constitutes Amendment No. 2 to the Registrant's Form 10-QSB for the quarter ended April 30, 2000. This report is intended to amend certain information contained in Part I, Items 1 and 2. SEE Notes 7, 9 and 10 to the Consolidated Financial Statements for the basis for such amendments.

ITEM 1.  FINANCIAL STATEMENTS

GLOBALMEDIA.COM

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                 (As restated--SEE Notes 7, 9 and 10)
                                           (in US dollars)

                                                                        APRIL 30           JULY 31
                                                                          2000              1999
                                                                            $                 $
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                  7,849,694         5,649,073
Short-term investments                                                       170,000           240,000
Trade and other receivables                                                  265,533            84,336
Prepaid expenses                                                              39,512            37,760
-------------------------------------------------------------------------------------------------------
                                                                           8,324,739         6,011,169
Capital assets [NOTE 4]                                                    4,792,916         1,537,434
-------------------------------------------------------------------------------------------------------
                                                                          13,117,655         7,548,603
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                     670,412           368,094
Due to affiliated company [NOTE 5]                                            33,759           132,946
Due to shareholders [NOTE 5]                                                  94,363           221,091
Current portion of long-term debt                                             66,183                --
-------------------------------------------------------------------------------------------------------
                                                                             864,717           722,131
LONG-TERM DEBT
Lease payable                                                                 68,074                --
-------------------------------------------------------------------------------------------------------
                                                                             932,791           722,131
-------------------------------------------------------------------------------------------------------

Commitments and contingencies [NOTE 11]
Convertible preferred shares [NOTES 7 AND 8]                               4,312,000         7,089,775
SHAREHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred shares [NOTE 7]                                      3,202,674                --
   100,000,000 authorized, 4,175 issued and outstanding
Common shares, par value $0.001 each, 200,000,000 authorized,                 15,557            12,658
   23,554,986 and 20,656,331 issued and outstanding [NOTE 6]
-------------------------------------------------------------------------------------------------------
                                                                           3,218,231            12,658
Additional paid in capital [NOTE 7]                                       22,571,981         2,617,109
Deferred compensation [NOTE 9]                                            (2,945,625)               --
Deficit                                                                  (14,971,723)       (2,893,070)
-------------------------------------------------------------------------------------------------------
                                                                           7,872,864          (263,303)
=======================================================================================================
                                                                          13,117,655         7,548,603
=======================================================================================================

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                                    CONSOLIDATED STATEMENTS OF LOSS
                                        AND COMPREHENSIVE LOSS
                                              (Unaudited)
                                 (As restated--SEE Notes 7, 9 and 10)
                                            (in US dollars)

                                                        FOR 3 MONTHS                  FOR 9 MONTHS
                                                       ENDED APRIL 30                ENDED APRIL 30
                                                    2000           1999           2000           1999
                                                     $              $              $              $
-----------------------------------------------------------------------------------------------------------
SALES (note 10)                                      183,303              --       255,583              --
COST OF SALES                                        175,155              --       305,868              --
-----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           8,148              --       (50,285)             --
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Depreciation and amortization                     403,441          54,783       751,292          90,060
   General and administrative [NOTE 9]             1,511,177         155,011     2,301,969         349,403
   Sales and marketing                             1,467,705          26,604     3,128,876          69,848
   Shareholder communications                        212,159          51,361       338,754         144,648
   Stock options compensation [NOTE 6]                    --              --            --         548,800
   Technical operations and development              641,740              --     1,727,313              --
-----------------------------------------------------------------------------------------------------------
                                                   4,236,222         287,759     8,248,204       1,202,759
LOSS FROM CONTINUING OPERATIONS AND
   BEFORE OTHER ITEMS                             (4,228,074)       (287,759)   (8,298,489)     (1,202,759)
-----------------------------------------------------------------------------------------------------------
OTHER ITEMS
   Interest                                          (57,296)        (36,814)      (55,187)        (47,283)
   Foreign exchange                                  (39,662)         (2,921)      (35,018)         (7,280)
-----------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS BEFORE
   DISCONTINUED OPERATIONS                        (4,325,032)       (327,494)   (8,388,694)     (1,257,322)
DISCONTINUED OPERATIONS [NOTE 3]                          --              --            --          (2,080)
-----------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        (4,325,032)       (327,494)   (8,388,694)     (1,259,402)
===========================================================================================================
BASIC AND FULLY DILUTED
   LOSS PER COMMON SHARE                               (0.19)          (0.02)        (0.37)          (0.07)
===========================================================================================================

WEIGHTED AVERAGE SHARES USED IN THE
   COMPUTATION OF LOSS PER SHARE                  23,063,507      20,544,431    22,596,167      20,253,942
===========================================================================================================


SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                                               CONSOLIDATED STATEMENTS OF
                                            SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                      (Unaudited)
                                          (As restated--SEE Notes 7, 9 and 10)
                                                    (in US dollars)


                                             PREFERRED STOCK             COMMON STOCK         ADDITIONAL    RETAINED
                                             ---------------             ------------          PAID IN      EARNINGS
                                          SHARES         AMOUNT        SHARES     AMOUNT       CAPITAL      (DEFICIT)
                                            #              $              #          $            $            $
------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                        --               --     19,890,831     11,892      543,525      (661,996)
Preferred shares issued [NOTE 7]           8,500        7,089,775             --         --           --            --
Warrants issued on financing [NOTE 7]         --               --             --         --    1,000,000            --
Stock options exercised                       --               --        765,500        766      392,484            --
Compensatory stock options                    --               --             --         --      681,100            --
Loss for the year                             --               --             --         --           --     (2,231,074)
------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1999                     8,500        7,089,775     20,656,331     12,658    2,617,109     (2,893,070)
Stock options exercised                       --               --      1,435,081      1,435    5,755,439             --
Conversion of preferred shares [NOTE 7]   (4,325)      (4,177,060)     1,092,056      1,092    4,175,959             --
Conversion of amounts due to shareholder
   and affiliated company [NOTE 5]            --               --         32,535         33      203,313             --
Issue of restricted shares                    --               --        338,983        339    1,999,661             --
Issue of preferred shares [NOTE 8]         5,000        4,312,000             --         --           --             --
Deemed dividend on beneficial
   conversion feature [NOTE 7]                --                              --         --    3,400,000     (3,400,000)
Warrants issued on financing [NOTE 8]         --               --             --         --      493,000             --
Deferred compensation [NOTE 9]                --               --             --         --    3,927,500             --
Loss for the 9 months                         --               --             --         --           --     (8,388,694)
Accrued preferred share premium               --          289,959             --         --           --       (289,959)
------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 2000                    9,175        7,514,674     23,554,986     15,557   22,571,981    (14,971,723)
========================================================================================================================

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (As restated--SEE Notes 7, 9 and 10)
                                 (in US dollars)

                                                                                   FOR 9 MONTHS
                                                                                  ENDED APRIL 30
                                                                              2000              1999
                                                                               $                 $
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                      (8,388,694)       (1,259,402)
Items not requiring an outlay of cash
   Accrued Interest Expense                                                      --            48,200
   Deferred compensation [NOTE 9]                                           981,875                --
   Share option compensation expense [NOTE 6]                                    --           548,800
   Share option professional fees expense [NOTE 6]                               --            37,300
   Amortization                                                             751,292            90,060
------------------------------------------------------------------------------------------------------
                                                                         (6,655,527)         (535,042)
Changes in non-cash operating working capital
   Trade and other receivables                                             (181,197)          (28,787)
   Short Term Investments                                                    70,000
   Inventory                                                                     --             1,992
   Prepaid expenses                                                          (1,752)            4,338
   Accounts payable and accrued liabilities                                 302,318           (69,229)
------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                        (6,466,158)         (626,728)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capitalized development costs                                            (2,970,124)               --
Purchase of capital assets                                               (1,066,824)         (462,463)
------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                        (4,036,948)         (462,463)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Advances (to) from shareholders                                             (16,466)          163,267
Advances (to) from affiliated company                                       (37,444)          162,484
Note payable                                                                     --           500,000
Lease payable                                                               134,257                --
Issue of restricted shares                                                1,999,995                --
Issue of preferred shares                                                 4,312,000                --
Issue of warrants                                                           493,000                --
Stock options exercised                                                   5,756,874           326,800
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                    12,642,216         1,152,551
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      61,511             6,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE 3 QUARTERS    2,200,621            70,303
Cash and cash equivalents, beginning of period                            5,649,073            14,996
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  7,849,694            85,299
======================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest - paid                                                               8,320             4,190
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


10. RESTATEMENT OF ADVERTISING AND STREAMING FEES

Subsequent to the issuance of the Company's amended financial statements for the quarter ended April 30, 2000, the Company identified accounting issues with regard to the timing of revenue recognition for certain advertising, streaming and barter transactions. Cash advertising sales of $25,000 and a corresponding barter transaction, and streaming fees of $13,325 were determined to be not recognizable during the period. As a result, the Company has restated its financial statements for the three months ended April 30, 2000.


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

Subsequent to the issue of the Company's financial statements for the quarter ended April 30, 2000, the company identified accounting issues with regard to its treatment of a stock transaction between an executive of GlobalMedia.com and a principal shareholder, the recognition of a contingent beneficial conversion feature of convertible preferred shares, and the timing of revenue recognition for certain advertising, streaming and barter transactions. As a result, the Company has restated its financial statements for the third quarter and nine months ended April 30, 2000 in the form included with this Amendment No. 2 to Quarterly Report on Form 10-QSB/A. The following discussion reflects, where appropriate, changes as a result of such restatement. SEE Notes 7, 9 and 10 to the Company's attached financial statements.

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

RESULTS OF CONTINUING OPERATIONS

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion exclude results of our discontinued call center businesses. SEE Note 3 to the Consolidated Financial Statements.
--------------------------------------------------------------------------------

QUARTER ENDED APRIL 30, 2000 COMPARED TO QUARTER ENDED APRIL 30, 1999

         SALES. We had restated sales of $183,303 from our operations in the third quarter of fiscal 2000, compared to none in the third quarter of fiscal 1999. Our internet-focused business did not commence until the third quarter of fiscal 1999. Our sales for the third quarter of fiscal 2000 increased 213% over the previous quarter's total sales of $58,635.

         COST OF SALES. Our cost of sales totaled $175,155 in the third quarter of fiscal 2000, compared to none in the third quarter of fiscal 1999. Our cost of sales in the most recent quarter consisted primarily of minimum contractual broadcasting-related charges that were payable as we continued to develop and expand our network.

         OPERATING EXPENSES. Our restated operating expenses increased to $4,236,222 in the third quarter of fiscal 2000, from $287,759 in the third quarter of fiscal 1999. This increase resulted from significant growth in our operations and reflects increases in all our operating expenses as follows:


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

- Restated sales and marketing expenses increased to $1,467,705 in the third quarter of fiscal 2000, compared to $26,604 in the third quarter of fiscal 1999. The increase resulted from costs incurred under marketing-related agreements with RealNetworks, which amounted to $930,664, costs associated with attending industry related conferences, marketing of the Network Associate program, and expenses relating to developing our sales force.

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

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $4,228,074 restated net loss from continuing operations for the third quarter of fiscal 2000, up from our $287,759 net loss from continuing operations for the third quarter of fiscal 1999, due primarily to the increases in operating expenses described above as we continue to implement our internet-focused business plan.

         INTEREST. We realized net interest expense of $57,296 in the third quarter of fiscal 2000, compared to net interest expense of $36,814 in the third quarter of fiscal 1999. The expense is net of $34,561 in interest income in the third quarter of fiscal 2000, compared to none in the third quarter of fiscal 1999, due to higher bank balances.

         LOSS AND COMPREHENSIVE LOSS. We experienced a $4,325,032 restated loss and comprehensive loss for the third quarter of fiscal 2000, up from our $327,494 loss and comprehensive loss for the third quarter of fiscal 1999.

NINE MONTHS ENDED APRIL 31, 2000 COMPARED TO NINE MONTHS ENDED APRIL 30, 1999

         SALES. We had restated revenues of $255,583 from our operations in the nine months ended April 30, 2000, compared to none in the nine months ended April 30, 1999. Our internet-focused business did not commence until the third quarter of fiscal 1999.

         COST OF SALES. Our cost of sales totaled $305,868 in the nine months ended April 30, 2000, compared to none in the nine months ended April 30, 1999. Our cost of sales in the nine months ended April 30, 2000 consisted primarily of minimum contractual broadcasting-related charges that were payable as we continued to develop and expand our network.

         OPERATING EXPENSES. Our restated operating expenses increased to $8,248,204 in the nine months ended April 30, 2000, from $1,202,759 in the nine months ended April 30, 1999. This increase resulted from significant growth in our operations and reflects increases in all our operating expenses as follows:

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

- Restated sales and marketing expenses increased to $3,128,876 in the nine months ended April 30, 2000, compared to $69,848 in the nine months ended April 30, 1999. The increase resulted from costs of $1,526,664 incurred with RealNetworks, Inc. under various marketing-related agreements, the costs associated with attending industry related conferences, marketing of the Network Associate program and expenses developing a sales force.

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

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $8,298,489 restated net loss from continuing operations for the nine months ended April 30, 2000, up from our $1,202,759 net loss from continuing operations for the nine months ended April 30, 1999, due primarily to the increase in operating expenses described above as we continued to implement our internet focused business plan.

         INTEREST. We realized net interest expense of $55,187 in the nine months ended April 30, 2000, compared to net interest expense of $47,283 in the nine months ended April 30, 1999. The expense is net of $111,187 in interest income in the nine months ended April 30, 2000, compared to none in the nine months ended April 30, 1999, due to higher bank balances.

         LOSS AND COMPREHENSIVE LOSS. We experienced a $8,388,694 restated loss and comprehensive loss for the nine months ended April 30, 2000, up from our $1,259,402 loss and comprehensive loss for the nine months ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center businesses. SEE Note 3 to the Consolidated Financial Statements.
--------------------------------------------------------------------------------

QUARTER ENDED APRIL 30, 2000 COMPARED TO QUARTER ENDED APRIL 30, 1999

         WORKING CAPITAL. At April 30, 2000, we had restated positive working capital of $7,460,022 and a working capital ratio of 9.63. This represented a significant improvement from our April 30, 1999 working capital deficiency of $991,176 and working capital ratio of 0.11.

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