Form 10KSB
period 2000-07-31
GLOBALMEDIA COM
filed 2000-11-14
CIK 1037628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ________

                         Commission file number 0-23491

                                 GLOBALMEDIA.COM
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

       Securities registered under Section 12(b) of the Exchange Act: NONE

            Title of Each Class                Name of Each Exchange
                                               On Which Registered
            ----------------------             --------------------

         Securities registered under Section 12 (g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO/ /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. //

State the issuer's revenues for its most recent fiscal year:  $486,707

State the aggregate market value of the voting common equity held by non-affiliates based on the closing sales price for the issuer's common stock on the Nasdaq National Market as of November 9, 2000: $.5000

State the number of shares outstanding of the issuer's common stock, as of November 9, 2000: 29,157,090

Documents incorporated by reference: NONE, EXCEPT THE CERTAIN EXHIBITS REFERRED TO ON THE LIST OF EXHIBITS CONTAINED IN ITEM 13 OF THIS REPORT.

Transitional Small Business Disclosure Format (check one): YES / / NO/X/

                                TABLE OF CONTENTS


ITEM OF FORM 10-KSB                                                           PAGE

ITEM 1.       DESCRIPTION OF BUSINESS............................................1
ITEM 2.       DESCRIPTION OF PROPERTY...........................................11
ITEM 3.       LEGAL PROCEEDINGS.................................................11
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11
ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........12
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...............................14
ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................21
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...............................55
ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT.................................55
ITEM 10.      EXECUTIVE COMPENSATION............................................58
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT........................................................59
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................61
ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K..................................63

--------------------------------------------------------------------------------
              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. Our forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The information set forth under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identify important additional factors that could materially adversely affect our actual results and performance. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

OVERVIEW

         We offer an award-winning streaming media broadcast solution to radio and other content providers and Internet sites through our network associate program. The centerpiece of our broadcast network solution is the GlobalMedia.com Player, a streaming media player built for us by RealNetworks, Inc. and further developed by us. The GlobalMedia.com Player enables Internet users to experience multimedia content streamed over the Internet. Using our media player, Internet users can stream live and simulated live audio, video and other multimedia content such as radio feeds from our 15 proprietary simulated live music stations and from the stations of each of our broadcast associates.

         We also provide e-commerce solutions that can be integrated with our broadcast solution. We sell music CDs and cassettes, home videos and digital video discs (DVDs), books and other entertainment products through our own online store and through the private-label storefronts that we create for network associates in our GlobalMedia.com network associate program. Visitors to a network associate's Web site can place merchandise orders from the storefront on that site, which we then process through our e-commerce back-end solution and fulfill through our fulfillment partners.

         We launched our broadcast network with the beta version of our media player in October 1999, and incorporated the commercial version into our broadcast network in January 2000. In April 2000, we added another feature to our broadcast network capabilities that allows the user to view pre-recorded videos on demand. In October 2000, we added a beta version of a default button to RealNetworks' RealPlayer that accesses GlobalMedia.com from the RealPlayer.

         We launched a beta version of our own e-commerce site in May 1999 and commercially launched our own online store in September 1999. We significantly revised our online store in November 1999 to offer greater functionality and ease of use. Our online store combines an extensive catalogue of music, books, videos and other entertainment products, with easy-to-use navigation and search capabilities and entertainment-focused content. Additionally, visitors can download the GlobalMedia.com Player for free.

         We are continuing the further development of our media player, online store and e-commerce back-end to provide additional features and content, and expect that these enhancements will improve the revenue generating potential of our network associates.

INDUSTRY BACKGROUND

THE INTERNET

         The impact of the Internet on, and its importance to, the global economy is increasing significantly. International Data Corporation estimates that the number of persons accessing the Web will reach 320 million by 2002 and total Internet commerce - the purchase of goods and services over the Internet by both businesses and consumers - will approach $250 billion by 2002. Advances in technology, such as streaming media technologies, and broadband access are making the Internet an increasingly important new medium for multimedia content delivery and distribution. We believe that the increase in usage of the Web for commerce and multimedia content delivery will be due to a number of factors, including the following:

         - a large and growing base of personal computers and other Web-enabled devices such as personal digital assistants and cell phones in the home and workplace;

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

         - the availability of a broader range of online products and services; and

         - growing awareness by businesses and consumers of the benefits of online shopping combined with the delivery or consumption of multimedia content.

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

INTERNET BROADCASTING

         The Internet is now recognized as a new mass medium for communication, commerce and multimedia content. As an interactive and searchable medium, the Internet offers a highly engaging experience and allows users unlimited access to a wide variety and supply of content at their convenience. The Internet also enables content providers and advertisers to establish personalized experiences for and communications with consumers. We believe that these features, combined with advances in media delivery and the increasing availability of broadband access, are enabling the further development and broad acceptance of the Internet as a powerful medium for online media delivery and distribution.

         Streaming media technology enables the continuous transmission and playback of multimedia content and represents a significant advancement over earlier technologies, which required download delays before playback. As a result, streaming media has enabled live broadcasts over the Internet and has enhanced and simplified the consumer's online media experience. We believe that the amount of live video and audio content available on the Internet has increased dramatically in the last two years. As the demand for streaming media has grown substantially, many new business models have emerged. Companies are publishing and aggregating streaming media for consumers over the Internet and employees over intranets, developing streaming media authoring tools, offering turnkey services and advertising in a variety of new ways. We believe the demand for streaming media and media content will grow with the increasing availability of broadband access technologies such as cable modems and digital subscriber lines. Cost-effective broadband access will make it possible for consumers to experience higher-quality streaming media and enable content providers to deliver to large audiences more compelling and engaging media content. We believe the emergence of television set-top boxes and other non-PC Web-enabled devices, such as personal digital assistants and cell phones, will further extend the reach of online media. As the Internet provides the means to deliver content at quality levels comparable to those of traditional media, we believe there will be a significant market opportunity for media companies and advertisers to provide customized, interactive targeted programming and advertising.

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

- LACK OF INFORMATION AND PERSONALIZATION. Physical retailers are space-constrained and invest heavily in inventory, real estate, building improvements and hiring and training of store personnel. Although some large entertainment merchandisers have made strides to include customized information and better opportunities for consumers to sample the products they carry (such as kiosks at music retailers that allow customers to preview music CDs), physical retailers generally lack the display space and resources to provide consumers with in-depth information, such as book or music reviews and interviews with authors and artists, that could greatly enhance the shopping experience. Physical retailers also have no way of instantaneously gauging and responding to an individual consumer's personal tastes.

         Because online retailers of entertainment products incur a fraction of the costs for physical space and personnel and have almost unlimited "virtual" shelf space, they can offer consumers a broader range of product categories, and selections within those categories, than can physical retailers. In addition, online retailers can provide consumers with a wide range of useful and entertaining information as part of the online shopping experience, such as interviews with authors or artists, book, music or video reviews, discographies and other lists of artists' works, historical perspectives and feedback from other consumers. The online shopping experience can be interactive, such as giving consumers the opportunity to provide their own personal reviews of products that they have bought. Online retailing also offers the opportunity to create communities of like-minded consumers. Finally, online retailers can also use technology to instantaneously gauge and respond to a particular consumer's interests, such as offering online recommendations or suggestions by e-mail regarding other products the consumer may be interested in based on the buying patterns of customers who bought the same product or information provided by the consumer about his or her own interests.

         Many online retailers of entertainment merchandise provide a shopping experience that, while convenient, informative and offering a wide selection of products, fails to deliver fully on entertainment value. Certain strategic relationships between online retailers and multimedia content delivery companies have attempted to create a blended online commerce and entertainment experience. However, these initiatives are often limited in the product selection offered on the content deliverer's Web site and give a "piecemeal" impression to consumers, who are exposed to multiple companies' brands and Web site "look-and-feel" as part of the shopping/entertainment experience.

OUR STRATEGY

         Our objective is to become a leading online solutions provider for radio and other content providers. Our strategy to achieve this objective is to build a network of private-label entertainment product storefronts on the Web in conjunction with an online broadcast solution for the delivery of streaming media over the Internet. To implement our strategy, we are striving to increase the number of our network associates, attract a growing base of consumers to our network associates' Web sites, and provide these consumers with a superior entertainment and shopping experience. Key elements of our strategy include:

         FOCUS ON CORE STRENGTHS AND ENHANCE STRATEGIC RELATIONSHIPS. We intend to leverage off our management team's extensive experience and understanding of the entertainment and streaming media industries and the convergence of entertainment and the Internet to deliver an integrated entertainment broadcast and merchandise retailing solution. We will rely extensively on third parties for cutting edge technologies to enable us to provide multimedia streaming and e-commerce services, and for order fulfillment and shipment. By aggregating what we believe is the best in technology, content, entertainment products and distribution services through strategic relationships with third parties, we intend to maintain our focus on continuously enhancing the shopping and entertainment experiences of our customers.

         EXTEND REACH THROUGH NETWORK ASSOCIATE PROGRAM. We intend to aggressively market our network associate program. By offering our network associates reasonably priced solutions for multimedia streaming capabilities and selling entertainment products online, we believe that we will extend our customer reach on the Web more effectively and on a more cost-effective basis than if we were to try to obtain that reach solely through our own store.globalmedia.com online store and simulated live internet-only radio stations. We will also consider strategic opportunities to acquire customers from other companies of streaming media and other web-related services in our industry as a way to more rapidly build critical mass in our network.

         MAINTAIN TECHNOLOGY FOCUS. We intend to use technology that we develop or that we acquire or license through strategic relationships with third parties to enhance our streaming media solutions, improve our site's navigation and search capabilities, and develop features to further personalize consumers' multimedia and shopping experiences and their ability to find products and content. We will also use technology to increase the efficiency of order processing and fulfillment services.

         CONTINUOUSLY IMPROVE OUR ONLINE STORE AND SERVICES. We seek to combine a wide product selection and eye-catching multimedia content and information with the unique aspects of the Internet to deliver a convenient, entertaining and personalized shopping experience. To improve our e-commerce solution and our own site, we intend to:

         - expand our product offerings, both within our existing categories and by extending into other categories of entertainment-oriented products and services;

         - improve the depth and variety of content, including streamed audio, video and other multimedia content; and

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

OUR SOLUTIONS

OUR BROADCAST SOLUTION

         We have developed our broadcast solution to take advantage of significant improvements in multimedia streaming or other technologies, the resulting convergence of radio, television and other multimedia content with the Internet and e-commerce. Our business will depend significantly on the successful implementation of our broadcast network, the successful marketing of that solution to potential broadcast associates in the radio and television industries, and our ability to maintain those relationships.

         Using the GlobalMedia.com Player and the Real Broadcast Network multimedia streaming infrastructure, our broadcast network enables broadcast associates to deliver live and simulated live multimedia content such as radio feeds. Our broadcast network provides cutting-edge multimedia content delivery capabilities and can be combined with the private-label entertainment product merchandising solution offered under our network associate program. We will derive revenues from (a) product sales on each network associate's Web site, (b) resale of streaming media bandwidth on the Real Broadcast Network to our network associates, (c) design and implementation fees, and (d) advertising revenues from advertisements in the GlobalMedia.com Player.

OUR E-COMMERCE SOLUTION

         Our e-commerce solution leverages the Internet's capabilities for delivering multimedia content, including live video and audio programming, to create a unique, integrated shopping and entertainment experience for the customers of our network associates and our own online store. The key features of our solution consist of the following:

         CONVENIENCE. Our online store and those of our network associates may be reached from wherever the customer has access to the Web, such as the home or office. Customers may shop 24 hours a day, seven days a week. We deliver directly to the customer's home or office, eliminating the need for a trip to a physical store. Customers can quickly search an extensive catalogue of products using a variety of search parameters.

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

         CONTENT. Through our online store and those of our network associates, we offer entertainment-focused content ranging from music and entertainment news to interviews with artists and authors, biographies and lists of artists' and authors' works. We also offer content in formats designed to enhance the customer's shopping experience, such as music clips that customers may sample before ordering CDs. We have integrated the GlobalMedia.com Player into our e-commerce solution because we believe that online consumers of entertainment merchandise expect a more entertaining and informative shopping experience than they can find at traditional retail stores and in most online stores.

         COMMUNITY. To create an online experience that will encourage customers to return to our main store, we sponsor competitions and plan to build community by hosting entertainment-oriented chat sessions.

OUR NETWORK ASSOCIATE PROGRAM

         Under our network associate program, we offer a complete, tightly integrated entertainment and online shopping experience. Our solution enables our network associates to deliver simulated live and live Internet broadcast of audio, video and other multimedia content from their Web sites. Our broadcast network is designed so that its streaming media capabilities can be combined with our private label e-commerce solution consisting of a customized, merchant-branded storefront on the network associate's own Web site which we integrate with our own back-end e-commerce systems, order fulfillment services and customer service support. We believe our network associate program is attractive for a variety of reasons because it:

         - enables companies that lack the financial and technical resources to develop and maintain their own proprietary streaming and e-commerce solutions to enter into the business for lower up-front fees and minimal continuing direct cost (other than what they spend to market their online stores);

         - helps companies expand their Web sites to provide additional revenue streams and enhance the appeal to their online audiences;

         - allows companies to extend their brands onto the Web or maintain their existing online brands and avoid the "brand dilution" and disjointed customer experience engendered by industry-prevalent e-commerce affiliate programs, which are offered under the merchant partner's own brand - sometimes with an entirely different "look and feel" from the affiliate's own Web site; and

         - allows companies to focus on core businesses and strengths by outsourcing their streaming and e-commerce business to us.

         Our business and results of operations will depend in large part on the success of our network associate program. As of November 9, 2000, we had 115 network associate agreements in place representing 66 unique broadcasters and 209 e-commerce stores. We have also recently acquired (a) streaming contracts for 68 radio stations and Web services contracts for an additional 144 radio stations and from OnRadio.com e-commerce, and (b) streaming and Web services contracts for an additional 112 stations from Magnitude Networks.

         The OnRadio and Magnitude contracts represent the opportunity to increase our market share by converting the customers under those contracts to our e-commerce and broadcast solution. These acquired contracts have remaining terms that range from 5 to 18 months. However, there is no guarantee that these customers will sign up with us when their current contracts expire. As of November 9, 2000, we have signed new contracts with four of the OnRadio stations and 34 of the Magnitude stations, and are in the process of transitioning them to our platform. Not all of the remaining OnRadio and Magnitude contracts will successfully transition into our network associate program. To date the conversion of these contracts has been going slowly and we may need to commit significant resources to that effort in order to realize our investment in them.

         In order to attract and retain significant numbers of network associates, we must:

     - build an efficient sales force to promote our network associate program, particularly to the radio and television industries, and successfully promote the benefits of our end-to-end broadcasting and e-commerce solution to potential network associates;

     - be able to offer customized, merchant-branded players and storefronts with content and merchandise selection that can be specifically tailored to different types of potential network associates with different target markets or customers, that work reliably and effectively with our network associates' own Web sites, and that reliably fulfill orders of customers who purchase products through our network associates' storefronts;

     - successfully compete against other companies that offer, or in the future may offer, similar e-commerce and content-delivery solutions, either on their own or through strategic relationships with other parties; and

     - successfully integrate customers acquired from OnRadio.com and Magnitude, as well as any we may acquire in the future in connection with strategic acquisitions or other transactions, into our own network.

         Our business and results of operations may suffer if our network associates are unsuccessful in attracting significant numbers of visitors to their Web sites. While we analyze our potential network associates' plans for increasing traffic to their Web sites, we have no control of the steps they actually take to attract visitors to their sites except to the extent that the network associates are contractually obligated.

OUR WEB SITES

         OUR MAIN STORE. Visitors to our online store at "store.globalmedia.com" see a home page that highlights our three product departments: "Music", "Books" and "Videos", as well as entertainment focused news and interviews with artists and authors. We periodically rotate specific title promotions in each of the departments on our store's home page. Shoppers can launch the GlobalMedia.com Player and enjoy music in various genres while browsing the store. Shoppers browse the store by clicking on the permanently displayed department names to move directly to the department home page and to view selected title promotions within that department, current top-selling titles and additional content oriented to the products offered in that department. Shoppers can also search the store by entering text, such as a title, an artist's or author's name, or a keyword, in the search box at the top of any page. Search results return a list of one or more products that relate to the search term, and customers can click on a link to the desired item to obtain more information such as:

          - CDs: artist name, genre, label, release date, song titles and price;

          - Books: author name, genre, format (hardcover or paperback), number of pages, publication date, publisher and prices;

          - Videos: director name, names of actors, studio name, format (video cassette or DVD), available releases and prices.

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

CUSTOMER SERVICE

         We believe that our ability to establish and maintain long-term relationships with our customers (and those of our network associates) and to encourage repeat visits and purchases will depend in part on the strength of our customer support and service operations. We employ 6 customer support and service staff and automate certain of the tools used by them to enhance the efficiency and quality of our customer support and service efforts. In addition, we will seek to achieve frequent communication with and feedback from our customers to continually improve our broadcasting and e-commerce solutions, product offerings and related services.

MARKETING AND PROMOTION

         We believe that successful implementation of our network associate program will depend on our ability to establish an aggressive and effective internal sales organization. As of November 9, 2000, our internal sales team had 19 members. We may need to increase this sales force in the future in order to execute our business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition for employees and the length of time for new sales employees to become productive.

         While we view our network associate program as the critical component of our plan to increase sales of our entertainment products, our marketing strategy will also focus on:

         - increasing listeners of our GlobalMedia.com Player and traffic to our main online store and the online stores of our network associates;

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

FULFILLMENT PARTNERS

         We have outsourced all of our order fulfillment and shipping operations in order to allow us to focus on our core strengths of developing and enhancing compelling online entertainment product merchandising and content delivery initiatives, and to avoid the need to invest in warehouse and other distribution infrastructure or carry inventory. We currently purchase all of the merchandise we offer online from two fulfillment partners, Baker & Taylor, Inc. and the iFill division of Valley Media, Inc. We intend to pursue relationships with other fulfillment partners to expand our product offerings.

REALNETWORKS

         We have entered into a number of transactions with RealNetworks which are important to our business, including the following:

         - a development agreement entered into in April 1999, under which RealNetworks developed and licenses GlobalMedia.com Player to us, and a related support and upgrade agreement entered into in January 2000;

         - a streaming media services agreement entered into in January 2000 and amended in June 2000, under which we have agreed, for a five year term, to use RealNetworks for streaming media services over the Real Broadcast Network; and

         - various marketing related agreements we entered into in the first quarter of fiscal 2000, including advertising and promotion agreements and other agreements pursuant to which we are provided a "channel" and a number of "presets" on the RealPlayer, which is RealNetworks' client media player that enables end-users to experience multimedia content.

         Our business depends to a significant extent on these relationships with RealNetworks. Our relationships with RealNetworks involve numerous risks, including the following:

         - we do not own or have exclusive rights to the technology underlying the GlobalMedia.com Player and RealNetworks therefore could license that technology to one or more of our existing or future competitors or could use that technology itself to launch competitive solutions;

         - our streaming media services agreement with RealNetworks obligates us to use RealNetworks' streaming media services and streaming media technologies on an exclusive basis until at least June 2001, except to the extent necessary to service customers we have or may acquire in certain acquisitions before December 31, 2000 who are using competitive streaming media technologies or service providers at the time of acquisition, and this exclusivity limitation restricts our ability to develop and market streaming solutions based on other streaming technologies such as the Windows Media Player or to secure alternative streaming media services at potentially more favorable costs;

         - we have paid RealNetworks significant sums under our contracts with them and we are not assured of receiving the expected benefits of those contracts, particularly in the case of our marketing-related agreements, which may fail to result in sufficient consumer traffic to our network to pay for the costs we incurred with RealNetworks under these agreements; and

         - any early termination of our agreements with RealNetworks as a result of our breach or otherwise could significantly disrupt our business and potentially result in claims against us by customers of our streaming media services.

STANDARD RADIO INC.

         On December 7, 1999, we entered into a strategic relationship with Standard Radio, Inc. In this transaction (a) Standard invested $2,000,000 in exchange for 338,983 shares of our common stock at a purchase price of $5.90 per share, (b) Standard's president and chief executive officer, Gary Slaight, was appointed to a seat on our Board of Directors and was granted options to purchase 125,000 shares of common stock, (c) we entered into agreements with eight members of Standard's management team under which they will serve on our marketing advisory committee and will promote our solutions to other radio stations in North America, for which each management team member will receive unvested options to purchase up to 20,000 shares of our common stock, (d) Standard agreed to cause of the radio stations owned and controlled by it now and for the next three years to become our e-commerce and broadcast associates, and (e) Standard received the right to approve agreements between us and radio stations which compete in the same genre and locale as each of Standard's stations in Canada. In July 2000, nine radio stations owned by Standard Radio went live with our streaming and e-commerce solution.

         On August 31, 2000, we sold an additional 1,388,888 shares of common stock and warrants to purchase up to 277,778 shares of common stock for $1.80 per share and an aggregate purchase price of $2.5 million to Standard Radio. (the "Standard Offering"). These warrants have a per share exercise price of $2.25, which is 125% of the per share offering price in Standard Offering. If we raise a minimum of US $7,500,000 on or before December 31, 2000 at a price per common share less than the price in the Standard Offering, the Company shall promptly issue to Standard additional shares based on a specified anti-dilution formula adjust the exercise price of the warrants issued to Standard. If we close the follow-on offering, Standard has agreed to invest another US $2,500,000. As part of the consideration to Standard for investing additional funds in us, we agreed to waive all of Standard's fees and expenses under the existing co-marketing agreement with respect to Standard's current radio stations for a period of three years, or so long as Standard continues to hold 2% or more of our issued and outstanding shares.

         We expect our relationship with Standard to provide significant opportunities for future growth in revenues, in addition to the initial cash investment.

CONTENT PROVIDERS

         We currently license content from a variety of sources, including online publishers of entertainment and music news, artist interviews, games, animation and multimedia content. In one case we issued unregistered stock to a content provider in connection with a streaming media content contract.

TECHNOLOGY OPERATIONS

         We employ a broad range of technologies for both our e-commerce and streaming media operations. Our e-commerce systems are being developed using open source technologies to ensure scalability, reliability and innovation. Highlights of our e-commerce systems include the following:

NETWORK:

          - Partnership with a key tier-one Internet provider to deliver high bandwidth scalable connectivity

          - Several peering arrangements to ensure redundancy, speed, and minimal network bottlenecks

SYSTEMS AND SOFTWARE:

          -    Standards-based architecture on open source software

          -    High portability avoiding "vendor specific lock-in"

          -    High performance platform

          -    Modular design for rapid application development

         Our streaming media solution was developed through several strategic technological partnerships and through the implementation of our own proprietary advancements. In addition, we established a strategic relationship with RealNetworks to develop the GlobalMedia.com Player, which has been combined with our e-commerce, ad-serving and other systems to create our broadcast network.

COMPETITION

         The markets in which we are engaged are new, rapidly evolving and intensely competitive. Barriers to entry are relatively low but increasing. We may not be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could adversely affect our business, results of operations and financial condition.

         We currently or potentially compete with a number of other companies. We compete with large, well-established Internet broadcasters such as Yahoo!Broadcast and BroadcastAmerica.com. We also compete with traditional physical retailers of entertainment merchandise, including large, well-established book, music and video stores such as Barnes & Noble, Inc., Borders Group, Inc., and Wherehouse Entertainment, Inc., and mass market retailers such as Wal-Mart Stores, Inc. In the market for online retailing of books, CDs, video cassettes and DVDs, we compete with large, well-established companies such as Amazon.com, Inc., Ubrandit.com, and CDNow, Inc.

         Certain of our competitors currently offer, either alone or through strategic relationships with other companies, a blend of multimedia content delivery and e-commerce services to the principal target market for our network associate program. Certain of our current competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets, and significantly greater financial, marketing, technical and other resources than us. In addition, other online retailers may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Therefore, certain of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to Web site and systems development than us. Competitive pressures created by any one of these companies, or by our competitors collectively, may result in loss of market share and reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

         We may face obstacles in signing up significantly larger numbers of network associates in the media industry, despite the appeal to radio and television stations of our private label e-commerce solution bundled with streaming media services. For example, Yahoo!Broadcast, a leading Internet broadcaster of radio, television and other multimedia content, has established relationships with hundreds of radio stations across the country, including stations in many of the top radio markets in the U.S., and can offer its streaming media customers some e-commerce solutions that are competitive to our own through strategic relationships with other companies. Because Yahoo!Broadcast has exclusive relationships with many of its streaming media customers, those customers may not be willing or able contractually to become our network associates.

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

         We are in the process of filing Canadian and U.S. applications for trademark registration of "GlobalMedia.com," "GlobalMedia.com Network." We may be unable to secure such trademark registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby possibly leading to customer confusion. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registrations, could negatively affect our business.

         Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications in the United States, Canada or other countries that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the regulatory agencies involved determine priority of rights to the trademarks. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results.

         Finally, to the extent that we operate internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States and Canada. Many countries have a "first-to-file" trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademark. Our means of protecting our proprietary rights may not be adequate, and our competitors could independently develop similar technology.

         We hold rights to various Web domain names, including "globalmedia.com." Governmental agencies typically regulate domain names. These regulations are subject to change. We may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights.

GOVERNMENT REGULATION

         Our company, operations and products and services are all subject to regulations set forth by various United States and Canadian federal, state, provincial and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. Historically, there have been few laws and regulations directly applicable to the Internet. While laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, the law governing the Internet remains largely unsettled, even in areas where there has been some legislative action. Several states in the United States, however, have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies, and the Federal Trade Commission has initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. It is possible that a number of other laws and regulations may be adopted with respect to the Internet covering issues such as consumer protection, pricing, content, copyrights and other intellectual property, distribution, antitrust, obscenity, libel, and characteristics and quality of products and services.

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

         Any such new United States or foreign legislation or regulation, or the application or interpretation of existing laws to, the Internet could have a material adverse effect on our business, results of operations and financial condition by (a) increasing our cost of doing business, (b) creating uncertainty in the marketplace that could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or (c) otherwise adversely affect our business results of operations and financial condition.

EMPLOYEES

         As of November 9, 2000, we employed approximately 72 full-time employees. We also engage independent contractors from time to time for Web site development and to provide content such as editorials. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2.       DESCRIPTION OF PROPERTY

         Our principal executive office is located in Vancouver, British Columbia, Canada in approximately 13,000 square feet of leased office space. The lease expires in August 2004. We continue to lease approximately 5,700 square feet of office space in Nanaimo, British Columbia. This lease expires in July 2002. We currently terminated our New York, New York sublease. We believe our leased facilities will be adequate for our current operations, and that additional leased space can be obtained if needed.

ITEM 3.       LEGAL PROCEEDINGS

         From time to time, we may be subject to legal proceedings and claims which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations.

         While not expected to have a material adverse effect on us, on October 23, 2000, Monte Wall Burris, our former Vice President of Corporate Affairs, filed a lawsuit against us and our president,. Jeffrey Mandlebaum, with the Supreme Court of British Columbia (S.C.B.C. Action No. S005654). In his complaint, Mr. Burris seeks unspecified compensatory and punitive damages for wrongful dismissal allegedly resulting from our termination of his employment on October 2, 2000, and for alleged intentional interference with his employment contract. We believe that Mr. Burris' allegations and claims are wholly without merit and intend to vigorously defend against this lawsuit.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 30, 2000, the Company called a special meeting of the shareholders. The meeting did not involve the election of any directors.

         At the special meeting, the board of directors recommended to the shareholders for their approval a proposal to potentially issue over 20% of the then outstanding common stock of the Company in connection with the issuance by the Company of Series B, and potentially Series C, Convertible Preferred Stock and related warrants pursuant to the Securities Purchase Agreement between the Company and RGC International Investors, LDC dated April 28, 2000. Of the 15,473,930 shares of common stock present at the meeting in person or by proxy, 15,472,130 voted for and 1,800 against the proposal. The proposal received approval from a majority of the votes present at the meeting.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

MARKET INFORMATION, SHAREHOLDERS AND DIVIDENDS

MARKET INFORMATION

         Our common stock has been traded on the OTC Bulletin Board, and more recently on the Nasdaq National Market System under the trading symbol "GLMC" since August 24, 1998. Prior to that date, our common stock was not traded in the public market. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the OTC Bulletin Board and Nasdaq National Market System. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On November 9, 2000, the closing price for our common stock on the Nasdaq National Market System was $0.500 per share.


                   PERIOD                       LOW CLOSE         HIGH CLOSE
FISCAL YEAR ENDING JULY 31, 2000:
--------------------------------
Fourth Quarter                                     $2.563             $6.000
Third Quarter                                      $4.562             $8.250
Second Quarter                                     $4.312             $8.875
First Quarter                                      $5.437             $8.187

FISCAL YEAR ENDING JULY 31, 1999:
Fourth Quarter                                     $4.000            $13.375
Third Quarter                                      $4.000             $5.100
Second Quarter                                     $0.438             $8.875
First Quarter (from August 24, 1998)               $0.438             $2.500

         The market price of our common stock has been, and is likely to continue to be, highly volatile. Purchasers of our common stock may not be able to resell their shares following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks reached historical highs during our 2000 fiscal year, and reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

SHAREHOLDERS

         As of November 9, 2000, there were 50 holders of record of 29,157,090 shares of our common stock, and one holder of 3,975 shares of our Series A preferred stock and 5,000 shares of our Series B preferred stock.

DIVIDENDS

         To date, we have not declared or paid any dividends on any of our capital stock. Prior to our acquisition of Westcoast, however, it paid $114,632 in cash dividends in fiscal 1997. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. So long as shares of our Series A and Series B preferred stock are outstanding, the payment of dividends on our common stock will require the consent of the holders of a majority of the shares of Series A and Series B preferred stock then outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

         SEE "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations Recent Events" for a description of financings and acquisitions involving issuances of securities prior to and since fiscal year end July 31, 2000.

STOCK OPTION PLANS

         The Company has four stock option plans: the 1997 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan. As of November 9, 2000 the Company had a total of 5,562,263 stock options outstanding under two of these plans: 3,532,720 options under the 1999 Stock Option Plan and 2,029,543 options under the 2000 Stock Option Plan. The plans are administered by the Board of Directors who have sole discretion and authority to determine awards including the conditions of exercise.

         The 1997 plan became effective on April 8, 1997 and provides for the issuance of 1,000,000 options within a period of 10 years from the effective date. No options have been granted under the 1997 plan. The Company plans to cancel the plan in the near future.

         The 1998 plan became effective on August 21, 1998 and provided for the issuance of 1,000,000 options within a period of 10 years from the effective date. All 1,000,000 options were granted during the 1999 fiscal year at an exercise price of $0.50 per share, of which 980,000 were granted to employees and 20,000 were granted to outside contractors. All options vested on grant. During fiscal year 2000, 139,400 of these options were exercised, and 98,100 options remained outstanding at July 31, 2000. Subsequent to the end of the fiscal year, 23,100 of these outstanding options were exercised and 75,000 expired. The Company will not reissue any of the expired shares.

         The 1999 plan became effective on March 24, 1999 and provided for the issuance of 4,000,000 options within a period of 10 years from the effective date. In fiscal 2000, the Company granted 285,000 options at an exercise price of $5.13, 8,000 options at an exercise price of $6.06, 348,060 options at an exercise price of $6.25, 1,200 options at an exercise price of $6.63 and 454,750 options at an exercise price of $8.00. Of the 3,898,350 total options granted, 2,071,910 options vested immediately upon grant and 1,826,440 vest on a quarterly basis over one year. During fiscal year 2000, 238,125 options under the 1999 plan were exercised and 155,900 were cancelled. The options expire five years from the date of grant.

         The 2000 plan became effective on April 28, 2000 and provided for the issuance of 4,000,000 options within a period of two years from the effective date. During fiscal year 2000, the Company granted 1,168,540 options at an exercise price of $6.375, 30,000 options at an exercise price of $5.00, 30,000 options at an exercise price of $4.40, 64,000 options at an exercise price of $3.69 and 23,000 options at an exercise price of $2.719. Of the 1,315,540 options granted, 225,100 options vested immediately upon grant and the balance vest over three years, with the first vesting period being one year after the date of grant. In the second and third years, the vesting dates occur on a quarterly basis. None of the options granted under the 2000 plan were exercised during fiscal 2000 and 64,315 options were cancelled.

         Activity in the stock option plans for the fiscal year ending July 31, 2000 is as follows:

                                                                WEIGHED AVERAGE
                                             OPTION (#)          EXERCISE PRICE

--------------------------------------- --------------------- ------------------
Outstanding, beginning of period               257,000              $3.81
Granted                                      2,191,390              $7.01
Exercised                                     (377,525)             $3.50
--------------------------------------- --------------------- ------------------
Outstanding, end of period                   5,070,865              $5.03
--------------------------------------- --------------------- ------------------
Options exercisable, end of period           3,433,507              $4.51
--------------------------------------- --------------------- ------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
     This section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not guarantees of our future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond our control. Our actual results may differ materially from those anticipated in these forward-looking statements. SEE "Cautionary Note Regarding Forward-Looking Statements."
--------------------------------------------------------------------------------

         OVERVIEW. GlobalMedia.com offers an award-winning streaming media broadcast solution to radio and other content providers and Internet sites through our GlobalMedia.com network associate program. The centerpiece of our broadcast network solution is the GlobalMedia.com Player, a streaming media player built for us by RealNetworks and further developed by us. The GlobalMedia.com Player enables Internet users to experience multimedia content streamed over the Internet. Internet users can stream live and simulated live audio, video and other multimedia content such as radio feeds from our 15 proprietary simulated live music stations and from the stations of each of our broadcast associates.

         We also provide e-commerce solutions that can be integrated with our broadcast solution. We sell music CDs and cassettes, home videos and digital video discs (DVDs), books and other entertainment products through our own online store and through the private-label storefronts that we create for network associates in our GlobalMedia.com network associate program. Visitors to a network associate's Web site can place merchandise orders from the storefront on that site, which we then process through our e-commerce back-end solution and fulfill through our fulfillment partners.

         MARKET OPPORTUNITY. International Data Corporation estimates that the number of persons accessing the Web will reach 320 million by 2002 and that worldwide business-to-consumer sales over the Internet will increase from approximately $11 billion in 1998 to approximately $93 billion by 2002. Advances in technology, such as streaming media technologies which enable the continuous transmission and playback of multimedia content, and broadband access are making the Internet an increasingly important new medium for multimedia content delivery and distribution. We are positioning ourselves to take advantage of the convergence of traditional audio and video media with the Internet and electronic commerce.

         NETWORK ASSOCIATE PROGRAM. We offer our network associates solutions to provide their online customers with an integrated entertainment and online shopping experience. Our solutions enable our network associates to deliver simulated live and live Internet broadcast of audio, video and other multimedia content from their Web sites. We have designed our broadcast network so that our streaming media solution can be combined with our private label e-commerce solution. We provide participating network associates with a customized, merchant-branded storefront on the network associate's own Web site which we integrate with our own back-end e-commerce systems, order fulfillment services and customer service support. For example, customers of a network associate that uses our streaming and e-commerce solutions can listen to live music programming through the GlobalMedia.com Player and purchase CDs of the featured artists at the same time. Network associates who use our broadcasting pay us an up-front fee for design and implementation and ongoing streaming fees based on usage. We pay our network associates a percentage of advertising revenues and gross margin for products we sell through their sites.

         We believe that our broadcast network will be a compelling solution to radio and television stations that are interested in extending their brands onto the Internet and developing new sources of revenues. By establishing network associate relationships with radio and television stations and other media businesses, our goal is to leverage off the existing brand identities and marketing efforts - both online and offline - of our network associates to drive Internet traffic and sales of entertainment merchandise.

                  We launched our broadcast network with the beta version of our media player in October 1999, and incorporated the commercial version into our broadcast network in January 2000. In April 2000, we added another feature to our broadcast network capabilities that allows the user to view pre-recorded videos on demand. In October 2000, we added a beta version of a default button to RealNetworks' RealPlayer that accesses GlobalMedia.com from the RealPlayer. We launched a beta version of our own e-commerce site in May 1999 and commercially launched our own online store in September 1999. We significantly revised our online store in November 1999 to offer greater functionality and ease of use.

         Our online store combines an extensive catalogue of music, books, videos and other entertainment products, with easy-to-use navigation and search capabilities and entertainment-focused content. Additionally, visitors can download our media player for free. We are continuing the further development of our online store and e-commerce back-end to provide additional features and expect that these enhancements will improve the revenue generating potential of our own store and the stores of our network associates.

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center and home satellite businesses. SEE Note 3 to our Consolidated Financial Statements.
--------------------------------------------------------------------------------

YEAR ENDED JULY 31, 2000 COMPARED TO YEAR ENDED JULY 31, 1999*

         NET REVENUE. We had net revenues of $486,707 from our operations in fiscal 2000, as compared to $7,091 in fiscal 1999. Our internet-focused business did not commence development until the third quarter of fiscal 1999.

         OPERATING EXPENSES. Our operating expenses increased to $15,327,094 in fiscal 2000, up from $2,071,596 in fiscal 1999. This increase resulted from significant growth in our operations and reflects increases in all our operating expenses as follows:

     - General and administrative expenses increased to $7,224,939 in fiscal 2000, up 670% from $938,500 in fiscal 1999, due primarily to a $1,963,750 deferred compensation charge (SEE Note 11 to our Consolidated Financial Statements), $533,333 incurred with RealNetworks under a product support agreement, the cost of developing and expanding our e-commerce and streaming media technologies and higher costs associated with multiple office locations and the administration required for a significantly larger organization.

     - Sales and marketing expenses increased to $4,502,176 in fiscal 2000, up from $67,672 in fiscal 1999. The increase resulted from costs of $2,399,790 incurred with RealNetworks under various marketing-related agreements, the costs associated with attending industry related conferences, marketing of the Network Associate program and expenses developing a sales force.

     - Depreciation and amortization of tangible assets increased to $1,505,536 in fiscal 2000, up 406% from $297,655 in fiscal 1999, due primarily to the acquisition and development of significant capital assets during in fiscal 2000. Amortization of intangible assets increased to $927,000 in fiscal 2000, up from none in fiscal 1999, due to the OnRadio contract acquisition costs. SEE Note 12 to our Consolidated Financial Statements. We expect our depreciation and amortization expenses to increase significantly in future periods due to the amortization of acquisition costs, including goodwill, associated with the OnRadio and Magnitude contract acquisitions. SEE "- Recent Events."

     - Direct costs increased to $657,787 in fiscal 2000, up from none in fiscal 1999. Our cost of sales in fiscal 2000 consisted primarily of minimum contractual broadcasting-related charges that were payable as we continued to develop and expand our network.

     - Shareholder communication expenses increased to $509,656 in fiscal 2000, up 133% from $218,969 in fiscal 1999, due primarily to the costs of improving communications with, and materials provided to, our shareholders, and to being nationally listed on the Nasdaq National Market during the third quarter of fiscal 2000.

     - Stock option compensation expense was zero in fiscal 2000, compared to $548,800 during fiscal 1999, as all options issued in fiscal 2000 have exercise prices at or above the fair market value of stock at the date of issuance.

         NET LOSS FROM CONTINUING OPERATIONS. We experienced a $14,840,387 net loss from continuing operations for fiscal 2000, up from our $2,064,505 net loss from continuing operations for fiscal 1999, due primarily to the increase in operating expenses described above, as we continued to implement our internet focused business plan.

         INTEREST. We incurred net interest expense of $27,570 in fiscal 2000, down 79% compared to net interest expense of $134,013 in fiscal 1999. The expense is net of $169,619 in interest income in fiscal 2000, compared to none in fiscal 1999, due to higher average bank balances.

----------------------
* We have included in this Annual Report the audited financial statements for our 1999 and 1998 fiscal years because our previous accountant issued the 1999 audit report. However, this Item 6 only discusses fiscal year 2000 as compared with fiscal year 1999, as required by Regulation S-B.

         LOSS AND COMPREHENSIVE LOSS. We experienced a $14,909,253 loss and comprehensive loss for fiscal 2000, up from our $2,231,074 loss and comprehensive loss for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
NOTE: The financial results contained in the following discussion have been restated to exclude our discontinued call center and home satellite businesses. SEE Note 3 to our Consolidated Financial Statements. This section should be read in conjunction with " - Results of Operations", above.
--------------------------------------------------------------------------------

YEAR ENDED JULY 31, 2000 COMPARED TO YEAR ENDED JULY 31, 1999

         FINANCING ACTIVITIES. We financed our operations and capital expenditures in fiscal 2000 primarily from existing cash on hand, issuance of preferred and common shares in private transactions, and the exercise of investment and compensatory stock options. Cash received upon the exercise of stock options, including exercises by RGC of investment options for 1,092,056 shares, totaled $5,809,106 in fiscal 2000. We issued 5,000 Series B convertible preferred shares, investment options and warrants in a private transaction with RGC International Investors, LDC for gross proceeds of $5,000,000. SEE Note 10 to Consolidated Financial Statements and "- Recent Events". Under the terms of a strategic relationship entered into with Standard Radio Inc., we also issued 338,983 common shares to Standard for gross proceeds of $2,000,000.

         LOANS. In fiscal 2000, we obtained one loan which consisted of a $1,000,000 short-term note payable to RealNetworks, due September 1, 2000 with interest at a rate of 8%. The amount was subsequently repaid. In addition, we obtained extensions of our lines of credit from three of our suppliers, which are secured by $170,000 in term deposits. These lines of credit expire on either May 12, 2001 or June 14, 2001.

         CAPITAL EXPENDITURES AND COMMITMENTS. Our capital expenditures increased to $4,201,670 in fiscal 2000, from $1,483,360 in fiscal 1999, primarily as the result of development costs associated with our broadcast solutions and increased requirements for computer hardware, software and operating equipment. As of July 31, 2000, we had no material commitments outstanding for purchases of additional capital assets.

         WORKING CAPITAL. At July 31, 2000, we had working capital of $2,672,648 and a working capital ratio of 2.20, down from $5,289,038 and 8.32, respectively, at July 31, 1999.

         GOING CONCERN QUALIFICATION. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through November 2000. We will therefore need to raise additional capital to meet our current obligations and operating needs by that time. There is no assurance that additional financing will be available on terms favorable to us or at all. As a result, the report of our auditors for our fiscal 2000 financial statements is qualified on the basis that there is substantial doubt about our ability to continue as a going concern.

RECENT EVENTS

FINANCINGS

         SERIES B PREFERRED OFFERING. On April 28, 2000, we sold to RGC International Investors, LDC, for an aggregate purchase price of $5,000,000, (a) 5,000 shares of Series B convertible preferred stock, (b) investment options to purchase the same number of common shares as issued on conversion of our Series B convertible preferred stock, and (c) warrants to purchase an aggregate of 388,500 shares of common stock at a purchase price of $7.0785 per share. The common stock issuable upon conversion or exercise of those securities was registered for resale under a registration statement declared effective by the SEC on September 26, 2000. The conversion price of the Series B convertible preferred shares is the lesser of: (a) the average of the seven consecutive lowest closing bid prices of common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or (b) $6.435. We registered for resale the shares issuable upon conversion of the Series B Preferred and related investment options and warrants, on a Form S-3 Registration Statement, which the SEC declared effective on September 26, 2000.

         OPTION TO PURCHASE SERIES C PREFERRED. In connection with the sale of our Series B convertible preferred stock, RGC agreed to invest another $5,000,000 in us upon the effective date of the prospectus for the registration statement filed on September 26, 2000, in exchange for 5,000 shares of our Series C convertible preferred stock, and related investment options and warrants, subject to the satisfaction of certain other conditions. None of these conditions were within our control and did not occur by the effective date of the prospectus. We therefore agreed to amend the purchase agreement to grant RGC the option to purchase the Series C convertible preferred stock and related investment options and warrants at such time as the conditions are satisfied. RGC continues to have registration rights with respect to the common stock underlying those securities. The conversion price of the Series C convertible preferred shares, if issued, will be the lesser of: (a) the average of the seven consecutive lowest closing bid prices of common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or (b) a fixed conversion price. That fixed conversion price will be the lesser of: (i) $7.40, or (ii) the average of the closing bid prices of common shares during the five (5) trading days immediately preceding the Series C closing date.

         STANDARD RADIO FINANCING. On September 7, 2000, we sold to Standard Radio Inc., an existing investor, 1,388,888 shares of common stock for $1.80 per share and warrants to purchase up to 277,778 shares of common stock, for an aggregate purchase price of approximately $2,500,000 (the "Standard Offering"). The warrants have a per share exercise price of $2.25, which is 125% of the per share offering price in Standard Offering. If we raise a minimum of $7,500,000 on or before December 31, 2000, Standard has agreed to invest another $2,500,000 in us. However if that offering is made at a per share price that is less than the price in the Standard Offering, then the Company shall promptly issue to Standard additional shares based on a specified anti-dilution formula and shall adjust the exercise price of the warrants issued to Standard. As part of the transaction, we agreed to waive all of Standard's fees and expenses under our existing co-marketing agreement with Standard's current radio stations for three years, or so long as Standard continues to hold 2% or more of our issued and outstanding shares.

ACQUISITIONS

         ONRADIO.COM TRANSACTION. On June 6, 2000, we entered into an agreement with OnRadio.com to acquire assignable contracts relating to the provision of certain Web-related services to 212 radio station customers of OnRadio.com. Of the contracts we acquired, contracts with 144 stations relate to basic services like Web-site hosting, content provision and ad placement. An initial closing involving the acquisition of these contracts occurred on June 7, 2000. The contracts with the remaining 68 stations relate to streaming media services. We acquired these contracts in a subsequent closing on June 29, 2000.

         We paid OnRadio.com $500,000 in cash and 1,697,619 shares of our common stock, totaling 9 million in consideration. Of the shares, 450,000 shares of which are being held in escrow until June 6, 2001, against any purchase price adjustment or indemnification obligations of OnRadio.com. We also agreed to pay OnRadio.com additional stock consideration worth up to $3,000,000, payable in stock at the $5.00 per share closing price, if we conclude customer contracts with certain identified sales prospects of OnRadio.com, which OnRadio.com has agreed to transition over to us.

         In connection with this transaction, the Company entered into certain other agreements with OnRadio, including agreements relating to transitional services, licensing of certain OnRadio software, and the lease of certain computer equipment. Under the transitional service agreement, OnRadio has agreed to provide certain services over defined periods to assist us in transitioning the acquired customers to our solutions. We also licensed, on a cost free basis, certain proprietary OnRadio software and lease, for a nominal cost, certain computer equipment necessary to provide certain ongoing services to acquired customers during the transition process. On October 16, 2000, we filed a preliminary Form S-3 Registration Statement covering resale of the shares issued to OnRadio.com in this transaction. OnRadio agreed that its sales of our shares pursuant to this registration statement, once declared effective by the SEC, would not exceed certain volume limitations defined by reference to SEC Rule 144.

         The contracts acquired by us from OnRadio have terms ranging from 12 to 18 months during which time the customers of OnRadio will have the opportunity to convert to our network broadcast program. We need to amortize the acquisition cost of these contracts, $9,000,000 in total plus a transitional cost of $270,000, over their term. The Company amortized $927,000 of the total cost during fiscal 2000. Most of the remaining $8,343,000 will need to be amortized over fiscal 2001.

         MAGNITUDE ACQUISITION. On August 3, 2000, we entered into an asset purchase agreement with Magnitude Network, Inc., under which we (a) acquired customer contracts, software, trademarks, domain names and web sites, and other tangible and intangible assets used in the online media and streaming solutions business of Magnitude, and (b) assumed certain of Magnitude's liabilities. We also licensed certain software and other intellectual property rights from Magnitude. In addition, Magnitude's parent corporation signed a non-solicitation agreement under which it agreed to refrain from soliciting customers we acquired in connection with the transaction, or our employees.

         Magnitude paid us $238,715 in cash to cover the transition costs and we issued Magnitude 2,082,429 shares of our common stock valued at $6,000,000, and a stock purchase warrant to acquire 2,000,000 shares of our common stock at an exercise price of $3.60. Of these shares, 416,485 are being held in escrow for twelve months to satisfy certain indemnity claims that may arise against Magnitude. We also granted Magnitude registration rights with regard to these shares.

         The contracts acquired by us from Magnitude have terms ranging from 12 to 18 months during which time the customers of Magnitude will have the opportunity to convert to our network broadcast program. The Company will need to amortize the acquisition cost of these contracts over their term. Most of these costs will need to be amortized over fiscal 2001.

         ACQUISITION RISKS. The success of our recent OnRadio and Magnitude contract acquisitions in increasing our revenues and providing other expected benefits to our business depends on our ability to integrate customers acquired in connection with these transactions into our business and on our ability to market and sell our own solutions and services to these customers. Until we do so, we will continue to provide the services OnRadio and Magnitude had contracted to provide, partly through ongoing transitional relationships with OnRadio.com and Magnitude. We cannot provide any assurance that substantial numbers of the customers we acquired from OnRadio and Magnitude will enter into new agreements with us, that we will be able adequately provide the services under the contracts we acquired from OnRadio and Magnitude until the customers transition over to our solutions and enter into new agreements with us, or that even if substantial numbers of these acquired customers do enter into new contracts with us for our own solutions and services that the transaction will ultimately result in the benefits we expect it to provide. We also may consider other acquisitions from time to time. The OnRadio transaction and Magnitude acquisition, as well as any future acquisitions of technologies, businesses or other assets we consummate in the future, may involve various risks, including the following:

          - potentially dilutive issuances of equity securities to pay for acquisitions;
          -    use of cash resources;
          - incurrence of contingent liabilities or assumption of known or unknown liabilities;
          - difficulties in assimilating operations, products, technologies, services and personnel of acquired companies;
          -    diversion of management's attention from other business concerns;
          - impairment of relationships with our employees, advertisers, customers and content providers or those of companies we may acquire; and
          - inability to maintain uniform standards, controls, procedures and policies.

         The failure to address financial and operational risks involved in acquisitions of technology, businesses or other assets could cause material harm to our business and negatively affect our financial condition and results of operations.

FUTURE CAPITAL REQUIREMENTS

         We expect to incur net losses and negative cash flow at least until the end of fiscal 2001. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through November 2000. If and when we close the sale of the Series C convertible preferred stock and related investment options and warrants, we anticipate that our available funds would be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through May 2001. However, we do not expect to have satisfied those conditions by the end of November 2000. We will therefore need to raise additional capital to meet our current obligations and operating needs by that time. There is no assurance that additional financing will be available on terms favorable to us or at all.

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

         SAB 101, "Revenue Recognition", is effective in the fourth quarter of fiscal years beginning after December 15, 1999. It provides guidance on the recognition, presentation and disclosure of revenue in financial statements and spells out basic criteria that must be met before registrants can record revenue. The impact of implementing this standard on the Company's financial statements is not yet determinable.

RISK FACTORS

WE HAVE A LIMITED HISTORY OF CURRENT OPERATIONS.

         We have a very limited operating history and are subject to the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. Our inability to successfully address these risks would cause significant harm to our business, financial condition and results of operations.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR THE NEAR FUTURE.

         Since our inception, we have incurred significant losses, including losses from our discontinued operations. Since the third quarter of fiscal 1999, these losses have resulted primarily from costs related to developing our broadcasting and e-commerce solutions, developing or acquiring technologies to be used in our business, and general corporate overhead. We have generated minimal revenues from our new operations. We expect to continue incurring net losses and negative operating cash flow through the fourth quarter of fiscal 2001, as we plan to invest in:

          - enhancing our broadcasting and e-commerce solutions and improving their reliability and functionality;

          -    developing infrastructure and applications; and

          -    marketing our network associate program.

         We believe these expenditures are necessary to attract more customers to our Web site and the Web sites of our network associates, and to generate greater online revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater and it will take longer to achieve positive operating cash flow and profitability. We may never achieve or sustain profitability.

OUR FUTURE REVENUES ARE UNPREDICTABLE.

         Our revenues for the foreseeable future will derive primarily from advertising, streaming fees, design and implementation fees and product sales. Our revenues will depend primarily on:

          -    the number of network associates to whom we provide solutions;

          - the number of listeners on our simulated live stations and the stations of our network associates;

          -    the number of other visitors to our Web sites;

          - the number of visitors that our network associates are able to attract to their stores; and

          - how many visitors to our and our network associates' sites purchase our products.

         In addition, because the market for our services is relatively new and changing rapidly, it is difficult to predict future financial results. Our business expenditures are partially based on our predictions regarding certain developments for media delivery, Internet advertising, and consumer e-commerce. To the extent that these predictions prove inaccurate, our operating results may be negatively affected and fluctuate significantly. Because of these and other factors, we believe that period-to-period comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of investors and other market participants in some future periods, then our stock price may decline.

WE ARE GROWING RAPIDLY, AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT.

         We are currently experiencing a period of significant expansion. In order to execute our business plan, we must continue to grow. This growth will strain our personnel, management, systems, policies and procedures and other resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. If we do not implement adequate systems and controls, recruit, integrate and retain necessary personnel or otherwise manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

STANDARD RADIO/JEFF MANDELBAUM $1,000,000 INVESTMENT AND RELATED TRANSACTIONS

         As of November 14, 2000, the Company has entered into definitive share purchase agreements for US$1 million in new investments from Standard Radio Inc., Gary Slaight, David Coriat and Lama Jama Investments LLC (Jeffrey Mandelbaum's investment entity) (the "Investors"). These agreements call for the Company to issue 2,285,714 common shares to the investors. In connection with and conditions of this new investment, the following other agreements were entered into:

- The Company and the Investors entered into a Registration Rights Agreement in which the Company agrees to register for resale the newly-issued shares and all other shares of the Company stock held by the Investors and Mr. Mandelbaum that are not otherwise registered.

- The Company and Standard Radio entered into an amendment of the existing Private Placement Subscription Agreement between them, dated September 6, 2000, which repriced the shares sold under that agreement $0.4375 per share, causing the issuance of an additional 4,235,398 to Standard Radio.

- The Company agreed to exchange the common stock purchase warrant, dated September 6, 2000, held by Standard Radio for an Amended Common Stock Purchase Warrant which reduces the exercise price from $1.80 to $0.4375 per share.

- Mr. Metcalfe agreed to sell to Standard Radio 1,000,000 shares of Common Stock held by him, at $0.02 per share.

- The Company granted Mr. Mandelbaum options to purchase 300,000 shares of common stock in exchange for his continued service as Chairman of the Board.

- The Company, Mr. Mandelbaum and Mr. Metcalfe amended Mr. Mandelbaum's Executive Agreement to accelerate Mr. Metcalfe's sale of an additional 500,000 shares of Common Stock held by Mr. Metcalfe to Mr. Madelbaum, at $0.02 per share.

- The Company granted fully vested options to purchase 228,572 shares of common stock to L. James Porter, as a bonus in connection with his service as the Company's Chief Financial Officer. Mr. Porter agreed
         (a) to exercise that option by November 17, 2000 for an aggregate exercise price of $100,000.25, and (b) that one-half of the shares issued would be held in escrow for 90 days after the closing date.

- Mr. Barta and Mr. Porter resigned from the board as of the closing date and the board appointed Mr. Coriat to fill one of the vacancies.

ROSE GLEN MODIFICATION AGREEMENT

         In connection with this current financing, Rose Glen Capital Management, L.P. and RGC General Partner Corp. on behalf of RGC International Investors, LDC ("Rose Glen") have agreed in principal to certain concessions in regard to Rose Glen's existing preferred share position in the Company, which will be effective upon execution of a Modification Agreement between the Company and Rose Glen, as follows. The parties expect to sign the Modification Agreement in the next several days.

- All of RGC's existing investment options and warrants to purchase Company common stock will be cancelled.

- RGC will convert sufficient of the Company's Series A preferred shares held by RGC so that RGC holds 4.99% of the Company's outstanding common shares.

- RGC will agree to modify the conversion price of its remaining Series A and Series B preferred shares such that 75% of its remaining preferred shares will be convertible at a fixed price of $43.75 cents per share and only 25% will be convertible upon the original formula price, but will be subject to a $0.4375 cents per share conversion floor price.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           DRAFT

GLOBALMEDIA.COM
(FORMERLY GLOBAL MEDIA CORP.)

Consolidated Financial Statements
July 31, 2000

Together with Report of Independent Public Accountants

================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

================================================================================


To the Stockholders of
GLOBALMEDIA.COM:

We have audited the accompanying consolidated balance sheet of GLOBALMEDIA.COM (FORMERLY GLOBAL MEDIA CORP.) as of July 31, 2000, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globalmedia.com as of July 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The consolidated financial statements of Globalmedia.com as of July 31, 1999 were audited by other auditors whose report dated September 23, 1999, expressed an unqualified opinion on those statements.

Vancouver, British Columbia
September 29, 2000.

                                 GLOBALMEDIA.COM
                          (FORMERLY GLOBAL MEDIA CORP.)
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2000 AND 1999

                                (in U.S. dollars)

                                                                                          2000                1999
                                                                                    ----------------     ---------------
                                                         ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                       $      1,686,560     $     5,649,073
    Short-term investments                                                                   174,099             240,000
    Trade and other receivables, net of allowance for
       doubtful accounts of $89,832 (1999- $Nil)                                             247,526              84,336
    Prepaid expenses (Note 4)                                                              2,783,533              37,760
                                                                                    ----------------     ---------------
                                                                                           4,891,718           6,011,169
CAPITAL ASSETS (Note 5)                                                                    4,234,637           1,537,434
INTANGIBLE ASSETS, net (Note 12)                                                           8,343,000            -
                                                                                    ----------------     ---------------
                                                                                    $     17,469,355     $     7,548,603
                                                                                    ================     ===============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                                $        530,620     $       316,412
    Accrued liabilities                                                                      516,537              51,682
    Deferred revenue                                                                          38,333            -
    Note payable (Note 6)                                                                  1,000,000            -
    Due to affiliated company (Note 7)                                                      -                    132,946
    Due to stockholders (Note 7)                                                              65,960             221,091
    Current portion of obligations under capital lease                                        67,620            -
                                                                                    ----------------     ---------------
                                                                                           2,219,070             722,131
OBLIGATIONS UNDER CAPITAL LEASE                                                               21,860            -
                                                                                    ----------------     ---------------
                                                                                           2,240,930             722,131
                                                                                    ================     ===============
COMMITMENTS AND CONTINGENCIES (Note 13)

CONVERTIBLE PREFERRED SHARES
    Series A (Note 9)                                                                       -                  7,089,775
    Series B (Note 10)                                                                     4,365,900            -
                                                                                    ----------------     ---------------
                                                                                           4,365,900           7,089,775
                                                                                   ================     ===============
STOCKHOLDERS' EQUITY (DEFICIT)
    Convertible preferred shares, 100,000,000 authorized
       Series A- 4,175 issued and outstanding (Note 9)                                     3,661,746            -
    Common stock, par value $0.001 each, 200,000,000 authorized
       25,292,105 (1999- 20,656,331) issued and outstanding                                   17,295              12,658
                                                                                    ----------------     ---------------
                                                                                           3,679,041              12,658
    Additional paid in capital                                                            30,746,032           2,617,109
    Deferred compensation (Note 11)                                                       (1,963,750)           -
    Accumulated deficit                                                                  (21,598,798)         (2,893,070)
                                                                                    ----------------     ---------------
                                                                                          10,862,525            (263,303)
                                                                                    ----------------     ---------------
                                                                                    $     17,469,355     $     7,548,603
                                                                                    ================     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                 GLOBALMEDIA.COM
                          (FORMERLY GLOBAL MEDIA CORP.)
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999

                                (in U.S. dollars)

                                                                                          2000                1999
                                                                                    ----------------     ---------------

REVENUE                                                                             $        486,707     $         7,091
                                                                                    ----------------     ---------------
OPERATING EXPENSES
    General and administrative (Notes 4 and 11)                                            7,224,939             938,500
    Sales and marketing (Note 4)                                                           4,502,176              67,672
    Amortization of capital assets (Note 5)                                                1,505,536             297,655
    Amortization of intangible assets (Note 12)                                              927,000            -
    Direct costs                                                                             657,787            -
    Stockholder communications                                                               509,656             218,969
    Stock option compensation                                                               -                    548,800
                                                                                    ----------------     ---------------
                                                                                          15,327,094           2,071,596
                                                                                    ----------------     ---------------
LOSS FROM CONTINUING OPERATIONS
    BEFORE OTHER ITEMS                                                                   (14,840,387)         (2,064,505)

OTHER ITEMS
    Interest, net                                                                            (27,570)           (134,013)
    Foreign exchange                                                                         (41,296)            (29,975)
                                                                                    ----------------     ---------------
LOSS AND COMPREHENSIVE LOSS BEFORE
    DISCONTINUED OPERATIONS                                                              (14,909,253)         (2,228,493)

DISCONTINUED OPERATIONS                                                                     -                     (2,581)
                                                                                    ----------------     ---------------
LOSS AND COMPREHENSIVE LOSS                                                         $    (14,909,253)   $     (2,231,074)
                                                                                    ----------------     ---------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                             $          (0.66)   $          (0.11)
                                                                                    ----------------     ---------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    USED IN THE COMPUTATION OF LOSS PER SHARE                                             22,601,837          20,245,889
                                                                                    ----------------     ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                                 GLOBALMEDIA.COM
                          (FORMERLY GLOBAL MEDIA CORP.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999

                                (in U.S. dollars)

                            Mandatorily Redeemable
                               Preferred Stock          Preferred Stock            Common Stock
                            ----------------------   ----------------------  ------------------------
                             Shares       Amount      Shares       Amount      Shares        Amount
                            ---------  -----------   ---------  -----------  ----------    ----------
BALANCE, July 31, 1998          -      $     -           -      $     -      19,890,831    $   11,892

Preferred shares issued
  (Note 9)                      8,500    7,089,775       -            -           -             -

Warrants issued on
  financing (Note 9)            -            -           -            -           -             -


Stock options exercised
  (Note 8)                      -            -           -            -         765,500           766

Compensatory stock options      -            -           -            -           -             -

Loss for the year               -            -           -            -           -             -

BALANCE, July 31, 1999          8,500    7,089,775       -            -      20,656,331        12,658

Registration of Series A
  preferred shares             (8,500)  (7,089,775)      8,500    7,089,775       -             -

Stock options exercised         -            -           -            -       1,469,581         1,470

Accrued preferred share
  premium                       -           53,900       -          342,575       -             -

Conversion of preferred
  shares Series A (Note 9)      -            -          (4,325)  (3,770,604)  1,092,056         1,092

Conversion of amounts due
  to stockholder and
  affiliated company (Note 7)   -            -           -            -          32,535            33

Issue of restricted shares
  (Note 8)                      -            -           -            -         343,983           344

Issue of preferred shares
  Series B (Note 10)            5,000    4,312,000       -            -           -             -

Deemed dividend on
  beneficial conversion
  feature (Note 9)              -            -           -            -           -             -

Warrants issued on
  financing (Note 10)           -            -           -            -           -             -

Deferred compensation
  (Note 11)                     -            -           -            -           -             -

Issue of common shares
  (Note 12)                     -            -           -            -       1,697,619         1,698

Loss for the year               -            -           -            -           -             -
                            ---------  -----------   ---------  -----------  ----------    ----------

BALANCE, July 31, 2000          5,000  $ 4,365,900       4,175  $ 3,661,746  25,292,105    $   17,295
                            ---------  -----------   ---------  -----------  ----------    ----------

                                          Additional
                              Deferred     Paid-In      Accumulated
                            Compensation    Capital       Deficit
                            ------------  ----------   ------------
BALANCE, July 31, 1998      $     -       $  543,525   $  (661,996)

Preferred shares issued
  (Note 9)                        -            -            -

Warrants issued on
  financing (Note 9)              -        1,000,000        -


Stock options exercised
  (Note 8)                        -          392,484        -

Compensatory stock options        -          681,100        -

Loss for the year                 -            -        (2,231,074)

BALANCE, July 31, 1999            -        2,617,109    (2,893,070)

Registration of Series A
  preferred shares                -            -            -

Stock options exercised           -        5,807,636        -

Accrued preferred share
  premium                         -            -          (396,475)

Conversion of preferred
  shares Series A (Note 9)        -        3,769,512        -

Conversion of amounts due
  to stockholder and
  affiliated company (Note 7)     -          203,312        -

Issue of restricted shares
  (Note 8)                        -        2,029,661        -

Issue of preferred shares
  Series B (Note 10)              -            -            -

Deemed dividend on
  beneficial conversion
  feature (Note 9)                -        3,400,000    (3,400,000)

Warrants issued on
  financing (Note 10)             -          493,000        -

Deferred compensation
  (Note 11)                  (3,927,500)   3,927,500        -

Issue of common shares
  (Note 12)                       -        8,498,302        -

Loss for the year             1,963,750        -       (14,909,253)

BALANCE, July 31, 2000      $(1,963,750)  30,746,032   (21,598,798)
                            ------------  ----------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                 GLOBALMEDIA.COM
                          (FORMERLY GLOBAL MEDIA CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999

                                (in U.S. dollars)

                                                                     2000                1999
                                                               -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the year                                          $    (14,909,253)    $    (2,231,074)
    Items not requiring an outlay of cash
      Interest on convertible debentures                               -                    101,528
      Interest on related party loans                                  -                     26,682
      Stock option compensation                                        -                    548,800
      Deferred compensation                                           1,963,750            -
      Stock option professional fees expense                           -                     37,300
      Amortization of capital assets                                  1,505,536             297,655
      Amortization of intangible assets                                 927,000            -
                                                               -----------------    ----------------
                                                                    (10,512,967)         (1,219,109)

    Changes in non-cash operating working capital
      Trade and other receivables                                      (163,190)            (81,691)
      Short-term investments                                             65,901            (240,000)
      Prepaid expenses                                               (2,745,773)            (27,539)
      Deferred revenue                                                   38,333            -
      Accounts payable and accrued liabilities                          679,063               8,078
                                                               -----------------    ----------------
                                                                    (12,638,633)         (1,560,261)
                                                               -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Broadcast network capital expenditures                           (2,970,000)           -
    Acquisition of OnRadio.com contracts (Note 12)                     (770,000)           -
    Purchase of capital assets                                       (1,231,666)         (1,483,360)
                                                               -----------------    ----------------
                                                                     (4,971,666)         (1,483,360)
                                                               -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from (to) stockholders                                    (155,131)            141,822
    Advances from (to) affiliated companies                            (132,946)            157,727
    Deferred financing costs                                           -                   (510,000)
    Note payable                                                      1,000,000            -
    Lease payable                                                        89,480            -
    Issue of restricted shares                                        2,030,005            -
    Issue of preferred shares                                         4,312,000           7,500,000
    Issue of warrants                                                   493,000           1,000,000
    Stock options exercised                                           5,809,106             393,250
                                                               -----------------    ----------------
                                                                     13,445,514           8,682,799
                                                               -----------------    ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 202,272              (5,101)
                                                               -----------------    ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (3,962,513)          5,634,077
CASH AND CASH EQUIVALENTS, beginning of year                          5,649,073              14,996
                                                               -----------------    ----------------
CASH AND CASH EQUIVALENTS, end of year                         $      1,686,560    $      5,649,073
                                                               -----------------    ----------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
    Interest paid                                              $        197,303     $       184,173
    Income taxes paid                                                  -                   -

The accompanying notes are an integral part of these consolidated financial statements.

                                 GLOBALMEDIA.COM
                          (FORMERLY GLOBAL MEDIA CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

                                (in U.S. dollars)


1.   NATURE OF BUSINESS AND GOING CONCERN

     GlobalMedia.com (formerly Global Media Corp.) (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, British Columbia, Canada. During the third quarter of fiscal 1999, the Company adopted an internet-focused business plan. Since then, it has been engaged primarily in the development of a broadcasting network over the internet, including streaming services, integrated e-commerce solutions, a customized media player and simulated live internet-only radio stations.

     On May 18, 1999 a beta version of the e-commerce web site was launched and in September 1999, trial implementations were started for network associate e-commerce storefronts. On August 31, 1999, the beta implementation of the GlobalMedia Broadcast Network began with the launch of three live network associate stations. In October 1999, ten simulated live internet-only stations were launched by the Company and integrated into the GlobalMedia Player, at that time in beta form. In November 1999, nine of the simulated live stations were added to the stations directory presets of the RealPlayer. Also in November 1999, a revised version of the online store was launched. In January 2000, the GlobalMedia Player was commercially launched. In April 2000, the Company changed its name from Global Media Corp. to GlobalMedia.com. Also in April 2000, an on-demand video solution was added to the broadcasting network capabilities and three additional simulated live stations were launched and subsequently added to the stations directory presets of the RealPlayer.

     The accompanying financial statements have been prepared on a going concern basis which contemplates that the Company will continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast substantial doubt about the Company's ability to continue as a going concern. The Company has a limited operating history in an industry that is characterized by rapid technological change. The Company reported net losses of $14,909,253 and $2,231,074 during the years ended July 31, 2000 and 1999, respectively, and will require additional financing in order to continue its business operations. The Company raised $2,500,000 in additional financing subsequent to year end (see Note 15). However, management currently anticipates that it only has sufficient funds to meet working capital and capital expenditure needs through November 2000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

     The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations. Management is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of its assets, the reported amounts of its liabilities, the reported revenues and expenses and the balance sheet classifications used.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all its subsidiaries. The principal operating subsidiary is Globalmedia.com Entertainment Canada.

     CAPITAL ASSETS AND AMORTIZATION

     Capital assets are recorded at cost. Amortization is provided over the estimated useful lives of the assets using the following methods and rates. In the year of acquisition, one half of the rate is used.

           Broadcast network                     2 years straight line
           Communications infrastructure         3 years straight line
           Computer hardware                     30% declining balance
           Leased computer hardware              30% declining balance
           Leasehold improvements                5 years straight line
           Office furniture and equipment        20% declining balance
           Software                              30% declining balance
           E-commerce infrastructure             2.5 years straight line

     INTANGIBLE ASSETS AND AMORTIZATION

     Intangible assets are recorded at cost. Amortization is provided over the estimated useful lives of the contracts and has been calculated using the straight-line method.

     ADVERTISING AND MARKETING COSTS

     Advertising and marketing costs are expensed as incurred.

     FOREIGN CURRENCY TRANSLATION

     All transactions in currencies other than the U.S. dollar are translated at the exchange rates in effect on the respective transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange in effect at the date of the transaction. Exchange gains or losses are included in the consolidated statements of loss and comprehensive loss for the period.

     Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars using the year end rates except for prepaid expenses and property accounts, which are translated at rates in effect when these assets were acquired. Revenues and expenses are translated at average rates during the year except for amortization of prepayments and depreciation, which are translated at historical rates. The resulting exchange gains or losses are included in the consolidated statements of loss and comprehensive loss for the period.

     E-COMMERCE INFRASTRUCTURE

     E-commerce infrastructure costs incurred subsequent to establishing technological feasibility were capitalized. Capitalized costs are amortized using the straight-line method over two and one half years. Capitalization ceased and amortization commenced on the date that the software was ready for use.

     The recoverability of the e-commerce infrastructure is dependent upon realization of sufficient undiscounted future revenues from this product.

     BROADCAST NETWORK

     Broadcast network development costs incurred subsequent to establishing technological feasibility were capitalized. Capital costs are amortized using the straight-line method over two years. Capitalization ceased and amortization commenced on the date that the network was ready for use.

     The recoverability of the network development costs is dependent upon realization of sufficient undiscounted future revenues from this product.

     REVENUE RECOGNITION

     The Company's revenues consist primarily of advertising, bandwidth surcharges, streaming surcharges, set-up fees and revenue from e-commerce transactions.

     ADVERTISING REVENUE

     Advertising revenue is derived from the sale of advertising on the Company's web sites. Advertising revenue is recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations include guarantees of a minimum number of impressions, or times that an advertisement is viewed by users of the Company's web sites. Amounts received or billed for which impressions have not yet been delivered are reflected as deferred revenue in the accompanying consolidated balance sheets.

     REVENUE FROM E-COMMERCE TRANSACTIONS

     Revenue from e-commerce transactions is derived from the sale of CDs, videos and books and is recognized once the product has been shipped and payment is assured.

     BANDWIDTH SURCHARGES, STREAMING SURCHARGES AND SET-UP FEES

     Set-up fees are primarily related to implementation services most often performed on a time and material basis under separate agreements for the development of a web site. Revenue from set-up fees is recognized once the work is completed. Revenues from bandwidth and streaming surcharges are recognized as the respective services are performed.

     STOCK OPTIONS

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which requires the Company to either adopt a fair value-based method of expense recognition for all stock-based compensation awards, or provide pro forma net loss information as if the recognition and measurement provisions of SFAS No. 123 had been adopted. The Company decided to continue to account for its stock-based compensation awards following the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation expense to be recognized only if the market price of the underlying stock exceeds the exercise price of stock options on the date of grant. The effect of applying the SFAS No. 123 fair value method to the Company's stock-based awards results is disclosed in Note 8.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Actual results may differ from those estimates.

     FINANCIAL INSTRUMENTS

     The carrying values of the Company's financial instruments, which consist of cash and cash equivalents, short-term investments, accounts receivable and current liabilities, approximate fair values due to their short-term nature.

     EARNINGS PER SHARE

     The Company has adopted SFAS No. 128, "Earnings per Share". This statement requires the presentation of basic and diluted net income or loss per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants. Common equivalent shares, comprising the incremental common shares issuable upon the exercise of stock options and warrants, have not been included as such shares are anti-dilutive for all periods presented.

     INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, the Company records deferred income taxes based on the differences between the financial reporting and tax bases of assets and liabilities and measures those taxes using the enacted tax rates and laws that will be in effect when the Company recovers those assets or settles those liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     ACCOUNTING FOR LONG-LIVED ASSETS

     Long-lived assets are comprised principally of equipment, fixtures, network costs and intangible assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that the Company should revise the remaining estimated useful lives of these assets or that the Company will not recover the remaining balances of these assets. When factors indicate that the Company should perform an evaluation for possible impairment, the Company uses an estimate of the future cash flows from operations of the related asset as a measure of future recoverability of these assets. The Company has not recorded any impairment losses to date.


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

     The Company has assigned $170,000 of its term deposits in order to establish lines of credit with three suppliers. The letters of credit bear interest at 2.25% and expire on either May 12, 2001 or June 14, 2001.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS No. 133.

     SAB 101, "Revenue Recognition", is effective in the fourth quarter of fiscal years beginning after December 15, 1999. It provides guidance on the recognition, presentation and disclosure of revenue in financial statements and spells out basic criteria that must be met before registrants can record revenue. The impact of implementing this standard on the Company's financial statements is not yet determinable.

3.   DISCONTINUED OPERATIONS

     The Company withdrew from the call center business during the third quarter of fiscal 1999 and has, therefore, accounted for this business as discontinued operations, segregated in the accompanying consolidated statements of loss and comprehensive loss.

4.   PREPAID EXPENSES

     During the second quarter of fiscal 2000, the Company entered into an agreement with RealNetworks where RealNetworks will provide the Company with advertising through its RealPlayer and banner ads on its web sites, and technical services over various terms. As at July 31, 2000, prepaid advertising expenses amounted to $2,282,782 (sales and marketing) and prepaid technical services amounted to $466,667 which are being recognized over the term of the agreement. During the year, $2,399,790 was expensed to sales and marketing and $533,000 in products support was expensed to general and administrative expenses.

5.   CAPITAL ASSETS

                                                                                     JULY 31, 2000
                                                                --------------------------------------------------------
                                                                                      ACCUMULATED           NET BOOK
                                                                      COST            AMORTIZATION           VALUE
                                                                ----------------    ----------------     ---------------

     Broadcast network                                          $      3,674,896    $      1,001,875     $     2,673,021
     Communications infrastructure                                        90,057              74,812              15,245
     Computer hardware                                                 1,179,055             264,600             914,455
     Leased computer hardware                                            132,576              19,886             112,690
     Leasehold improvements                                               72,055              11,015              61,040
     Office furniture and equipment                                      139,660              24,345             115,315
     Software                                                            140,831              43,212              97,619
     E-commerce infrastructure                                           527,100             281,848             245,252
                                                                ----------------    ----------------     ---------------

                                                                $      5,956,230    $      1,721,593     $     4,234,637
                                                                ----------------    ----------------     ---------------

                                                                                     July 31, 1999
                                                                --------------------------------------------------------
                                                                                      Accumulated           Net Book
                                                                      Cost            Amortization           Value
                                                                ----------------    ----------------     ---------------

     Broadcast network                                          $        704,803    $       -            $       704,803
     Communications infrastructure                                        89,391              44,463              44,928
     Computer hardware                                                   295,417              59,834             235,583
     Leasehold improvements                                               14,925               2,269              12,656
     Office furniture and equipment                                       50,661               6,477              44,184
     Software                                                             73,450              15,484              57,966
     E-commerce infrastructure                                           525,859              88,545             437,314
                                                                ----------------    ----------------     ---------------

                                                                $      1,754,506    $        217,072     $     1,537,434
                                                                ----------------    ----------------     ---------------

     During the year ended July 31, 2000, the estimated useful life of the broadcast network was revised from three years to two years and the estimated life of the e-commerce infrastructure was revised from three years to two and one half years. The revised estimates in useful lives resulted in an increase of depreciation expense for 2000 of $304,491 and a corresponding increase in the loss for the period in the same amount ($0.01 per share) from what otherwise would have been reported had the change not been made.

6.   NOTE PAYABLE

     A loan from RealNetworks in the amount of $1,000,000 due September 1, 2000, bearing interest at a rate of 8%. The amount was repaid subsequent to year end.

7.   RELATED PARTY TRANSACTIONS

     As part of the May 1999 Securities Purchase Agreement with RGC International Investors LDC ("RGC") (see Note 9), the Company agreed to restructure the amounts due to a stockholder and an affiliated company of a stockholder. The agreement provided that one half of the amounts due to the stockholder and the affiliated company will be repaid by the issue of common stock at a conversion price of $6.25 per share, which was the average closing bid price of common stock reported on the OTC Bulletin Board for the three consecutive days ended April 30, 1999.

     On July 26, 1999, the Company entered into an agreement to repay half of the amount owing to the stockholder ($110,545) plus half of the accrued interest ($16,455) in four quarterly instalments of $31,750 beginning October 31, 1999. At the same time, the Company also agreed to repay half of the amount owing to the affiliated company ($66,473) plus half of the accrued interest ($8,413) in four quarterly instalments of $18,722 beginning October 31, 1999. As at July 31, 2000, the amount owing to the affiliated company had been repaid and there are two quarterly payments outstanding to the stockholder. These payments were made subsequent to year end.

     In the July 26, 1999 agreement, the Company agreed to repay the other half of the amount owing to the stockholder and affiliated company plus accrued interest in shares at the agreed upon conversion price of $6.25. As of July 31, 1999, these shares had not been issued. During 2000, 32,535 shares were issued to the stockholder and the affiliated company in payment of these amounts.

8.   SHARE CAPITAL

     STOCK OPTION PLANS

     As of July 31, 2000 the Company has stock options outstanding under three plans: 98,100 options pertaining to the 1998 Stock Option Plan ("1998 Plan"), 3,657,225 options pertaining to the 1999 Stock Option Plan ("1999 Plan"), and 1,315,540 options pertaining to the 2000 Stock Option Plan ("2000 Plan"). All plans are administered by the Board of Directors, who have sole discretion and authority to determine awards including the conditions of exercise.

     The 1997 plan, which became effective on April 8, 1997, provides for the issuance of 1,000,000 options within a period of 10 years from the effective date. No options have been granted under the 1997 plan.

     The 1998 Plan, which became effective on August 21, 1998, provided for the issuance of 1,000,000 options within a period of ten years from the effective date. All 1,000,000 options were granted during the 1999 fiscal year at an exercise price of $0.50 per share, of which 980,000 were granted to employees and 20,000 were granted to outside contractors. All options vested on grant. During 2000, 139,400 of these options were exercised. Of the 98,100 options outstanding at July 31, 2000, 23,100 were exercised subsequent to year end and 75,000 expired.

     The 1999 Plan, which became effective on March 24, 1999, provides for the issuance of a total of 4,000,000 options within a period of ten years from the effective date. During the year, 285,000 options at an exercise price of $5.13, 1,200 options at an exercise price of $6.63, 8,000 options at an exercise price of $6.06, 348,060 options at an exercise price of $6.25 and 454,750 options at an exercise price of $8.00 were granted. Of the 3,898,350 options granted in total, 2,071,910 options vested immediately and 1,826,440 vest on a quarterly basis over one year. As at July 31, 2000, 3,110,307 options are fully vested. During 2000, 238,125 of these options were exercised and 155,900 were cancelled. The options expire five years from the date of grant.

     The 2000 Plan became effective on April 28, 2000 and provided for the issuance of 4,000,000 options within a period of five years from the effective date. During the year, 1,168,540 options at an exercise price of $6.375, 30,000 options at an exercise price of $5.00, 30,000 options at an exercise price of $4.40, 64,000 options at an exercise price of $3.69 and 23,000 options at an exercise price of $2.719 were granted. Of the 1,315,540 options granted, 225,100 options vested immediately and one third of the remaining 1,090,440 outstanding options vest after the first year. The remaining two thirds of the 1,090,440 options will vest quarterly over two years, starting in the second year. None of the options offered were exercised in the year and 64,315 were cancelled during the year.

     Activity in the stock option plans for 2000 and 1999 was as follows:

                                                            2000                                    1999
                                              ----------------------------------     -----------------------------------
                                                                    Weighted                                Weighted
                                                                    Average                                 Average
                                                    Options      Exercise Price             Options      Exercise Price
                                              ---------------   ----------------     ----------------    ---------------

     Outstanding, beginning of year                3,257,000    $          3.81             -            $      -
     Granted (cancelled)                           2,191,390               7.01            4,022,500               3.18
     Exercised                                      (377,525)              3.50             (765,500)              0.51
                                              ---------------   ----------------     ----------------    ---------------

     Outstanding, end of year                      5,070,865    $          5.03            3,257,000     $         3.81
                                              ---------------   ----------------     ----------------    ---------------
     Options exercisable at the end

       of year                                     3,433,507    $          4.51            2,497,167     $         3.67
                                              ---------------   ----------------     ----------------    ---------------

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2000:

                                            Options Outstanding                            Options Exercisable
                           -----------------------------------------------------    ---------------------------------
                                                Weighted            Weighted                             Weighted
         Range of           Number of           Average             Average           Number of          Average
      Exercise Prices        Options        Remaining Life      Exercise Price         Options        Exercise Price
      ---------------       ------------    --------------      --------------        -----------     --------------
       $      0.50                98,100       0.06 years         $       0.50             98,100      $       0.50
              2.72                23,000       5.00 years                 2.72            -                    2.72
              3.69                64,000       4.92 years                 3.69            -                    3.69
              4.00             2,561,215       3.75 years                 4.00          2,561,215              4.00
              4.44                30,000       4.81 years                 4.44            -                    4.44
              5.00                30,000       4.80 years                 5.00            -                    5.00
              5.13               285,000       4.33 years                 5.13             20,832              5.13
              6.25               425,060       4.43 years                 6.25            329,310              6.25
              6.38             1,168,540       3.75 years                 6.38            225,100              6.38
              6.63                 1,200       3.97 years                 6.63              1,200              6.63
              8.00               384,750       4.50 years                 8.00            197,750              8.00
                               ---------                          ------------          ---------
                               5,070,865                          $       5.05          3,433,507
                               ---------                          ------------          ---------

     If the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant (consistent with the method prescribed by SFAS No. 123), stock-based compensation costs would have increased the net loss as follows:

                                                                                          2000                1999
                                                                                    -----------------    ----------------

     Net loss as reported                                                           $    (14,909,253)    $    (2,231,074)
     Pro forma net loss under SFAS No. 123                                               (17,388,319)         (8,446,922)
     Net loss per share- Basic, as reported                                                    (0.66)              (0.11)
     Pro forma net loss per share- Basic, under SFAS No. 123                                   (0.80)              (0.42)

     The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                          2000                1999
                                                                                    -----------------    ----------------

     Dividend yield                                                                 $             0%     $            0%
     Expected volatility                                                                        100%                105%
     Risk-free interest rate                                                                    6.0%                5.6%
     Expected life of the option                                                             3 YEARS             3 years

     The fair value of stock options granted during 2000 was $3.06 for the options under the 1999 Plan and $4.92 for the options under the 2000 Plan.

     RESTRICTED SHARES

     i)  Standard Radio Inc.

         On December 7, 1999, Standard Radio Inc. ("Standard") invested $2,000,000 into the Company and received 338,983 shares of restricted common stock of the Company with piggy-back registration rights. Standard also committed to cause all radio stations owned by it at the time or during the three years following, to become network associates in the GlobalMedia.com E-Commerce Network and GlobalMedia.com Broadcast Network. In connection with the agreement, on December 7, 1999, the Company acted to increase the number of authorized directors by one and appointed Standard's Chief Executive Officer to the Company's Board of Directors. Upon accepting his position on the Board, this person received 125,000 options under the 1999 Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options will vest over a three-year period on a quarterly basis from the date of grant and will expire five years from the grant date.

         Furthermore, effective December 7, 1999 the Company and each of the six general managers of the Standard radio stations, Standard's national program director and the general manager of Standard's syndication division entered into consulting agreements. In consideration of services to be performed under these agreements, the Company granted each individual options to acquire up to 20,000 shares under to the 1999 Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options will vest over a one-year period from the date of grant depending on certain performance criteria being met, and will expire five years from the grant date. During 2000, the performance criteria was not met and, therefore, none of the options granted under the consulting agreements vested during the period.

    ii) Squeeze TV

        On August 17, 1999, 5,000 shares of restricted common stock were issued to the owner of Squeeze TV in payment for the provision of content. Based on the closing price of the common stock on the date of issuance, a value of $30,000 was attributed to the content.

9.   SERIES A CONVERTIBLE PREFERRED STOCK

     On May 6, 1999, the Company entered into a Securities Purchase Agreement and ancillary agreements with RGC pursuant to which the Company issued, for cash, a 5% convertible debenture to RGC in the aggregate principal amount of $8,500,000. On July 19, 1999, the debenture was converted into 8,500 shares of Series A convertible preferred stock with a stated value of $1,000 per share. The Series A convertible preferred shares are convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of Series A convertible preferred stock, together with a premium thereon accruing at a per annum rate of 5%, is convertible at the lesser of a fixed conversion price or a variable conversion price based on the market price of the common shares at the time of conversion. The conversion price of the Series A convertible preferred stock is the lesser of:

     (a) 80% of the average of the seven consecutive lowest closing bid prices of the common shares reported on the OTC Bulletin Board (or Nasdaq Stock Market) during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

     (b) $6.435.

     During the year, 4,325 Series A convertible preferred shares and the accrued premium on those shares were converted to 1,092,056 common shares, leaving 4,175 Series A convertible preferred shares outstanding at July 31, 2000.

     Upon conversion of Series A convertible preferred shares by RGC, RGC has an investment option to acquire, at an exercise price equal to the conversion price then in effect, the same number of shares of common stock as the number of shares of common stock into which the Series A convertible preferred shares are being converted. During 2000, RGC exercised investment options to purchase 1,092,056 common shares for net proceeds of $4,488,160. To the extent any Series A convertible preferred shares are not converted prior to May 6, 2002, any previously unconverted shares are converted automatically into common shares under the same conversion terms described above.

     In connection with this transaction, the Company issued to RGC warrants to purchase 680,000 common stock of the Company at an exercise price of $8.3475. The warrants have a five-year term. In addition, the Company agreed to provide the financing agents warrants to purchase 62,769 common shares at an exercise price of $8.125 which expire in five years.

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

     At July 31, 1999, the Series A convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event relating to the Company's obligation to register for public resale the common shares issuable upon conversion of such shares and upon exercise of the related investment options and warrants. On August 26, 1999, the Company's Form SB-2 registration statement registering the underlying shares was declared effective by the Securities Exchange Commission ("SEC"). As a result, the Series A convertible preferred shares from that date onwards have been classified in stockholders' equity.

     Under the terms of the securities purchase agreement with RGC, the conversion terms were adjusted to 80% of their original value when the Company was not listed on the Nasdaq Stock Market by November 6, 1999. In accordance with EITF 98-5, the Company recorded a deemed dividend and additional paid in capital of $3,400,000 at November 6, 1999 to account for the realization of the contingent benefit.

10.  SERIES B AND SERIES C CONVERTIBLE PREFERRED SHARES

     The Company entered into a Securities Purchase Agreement and ancillary agreements with RGC on April 28, 2000 whereby the Company issued, for cash, 5,000 shares of Series B convertible preferred stock with a stated value of $1,000 per share. The Series B convertible preferred shares are convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of Series B convertible preferred stock together with a premium thereon accruing at a per annum rate of 5% is convertible at the lesser of:

     (a) the average of the seven consecutive lowest closing bid prices of the common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

     (b) $6.435.

     As at July 31, 2000, no Series B convertible preferred shares have been converted.

     Upon conversion of Series B convertible preferred shares by RGC, RGC has an investment option to acquire, at an exercise price equal to the conversion price then in effect, the same number of shares of common stock as the number of shares of common stock into which the Series B convertible preferred shares are being converted. To the extent any Series B convertible preferred shares are not converted prior to April 28, 2003, any previously unconverted portion is automatically converted into common shares under the same conversion terms described above.

     In connection with this transaction, the Company issued to RGC warrants to purchase 388,500 common shares at an exercise price of $7.0785. These warrants have a five-year exercise term.

     The proceeds from RGC were allocated to the underlying instruments in accordance with their fair values at the date of issuance such that $4,507,000 was allocated to the Series B convertible preferred shares and the related investment options, and $493,000 was allocated to the warrants and included in additional paid in capital. The unamortized finance costs are presented as a reduction of the carrying value of the Series B preferred shares.

     At July 31, 2000, the Series B convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event relating to the Company's obligation to register for public resale the common stock issuable upon conversion of such shares and upon exercise of the related investment options and warrants. On September 3, 2000, the Company's Form S-3 registration statement registering the underlying shares was declared effective by the SEC. As a result, the Series A convertible preferred shares from this date onwards have been classified in stockholders' equity.

     Pursuant to the same Securities Purchase Agreement, the Company agreed to issue 5,000 Series C convertible preferred shares with a stated value of $1,000 per share in a second closing. The second closing is subject to certain closing conditions (none of which are within RGC's control). Assuming the closing of the sale and issuance of the Series C convertible preferred shares, such shares will be convertible from time to time at RGC's option into shares of common stock of the Company as follows: the stated value of each share of Series C convertible preferred stock together with a premium thereon accruing at a per annum rate of 5% will be convertible at the lesser of:

     (a) the average of the seven consecutive lowest closing bid prices of the common shares reported on the Nasdaq Stock Market during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

     (b) the lesser of: (i) $7.40, or (ii) the average of the closing bid prices of the common shares during the five (5) trading days immediately preceding the Series C closing date (the "second closing date").

     The Series C convertible preferred shares will include investment options on terms similar to the investment options relating to the Series B convertible preferred stock. To the extent any Series C convertible preferred shares are not converted prior to April 28, 2003, any previously unconverted portion will be automatically converted into common shares under the same conversion terms described above.

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

     The closing conditions for Series C convertible preferred shares have not been met as of July 31, 2000.

11.  DEFERRED COMPENSATION

     On February 1, 2000, an agreement was entered into to transfer stock from a principal stockholder to an executive of the Company for nominal consideration. The shares are subject to a lock-up period of one year from the date of the transaction, during which time they will be held in escrow. The shares are also subject to the right of repurchase if the Company terminates the executive for cause or the executive resigns during the lock-up period. Deemed compensation expense of $3,927,500 has been calculated on the transaction and is being recognized over the one-year term. As at July 31, 2000, $1,963,750 has been expensed in general and administrative expenses with the remainder recorded as deferred compensation.

12.  PURCHASE OF CONTRACTS FROM ONRADIO.COM

     On June 7, 2000, the Company entered into a transaction with OnRadio.com ("OnRadio") to acquire certain contracts relating to the provision of certain web-related services to 212 radio station customers of OnRadio. Of these, 144 station contracts relate to basic services such as web site hosting, content provision and ad placement. The contracts with the remaining 68 stations relate to streaming media services.

     The Company agreed to pay OnRadio $500,000 cash and issue them 1,697,619 shares of common stock for total consideration of $9,000,000. The Company incurred an additional $270,000 in transaction costs. In connection with this transaction, the Company entered into certain other agreements with OnRadio, including agreements relating to transitional services, licensing of certain OnRadio software, and the lease of certain computer equipment.

     The Company also agreed to pay OnRadio additional stock consideration of up to $3,000,000 (at $5.00 per share) in the event that the Company concludes customer contracts with certain identified sales prospects of OnRadio, which OnRadio agreed to transition over to the Company.

     The Company is working to transition its products and services to the customers under the acquired contracts. There is no guarantee that the Company will be able to transition all customers and the realization of the expected benefits will be dependent on the marketing efforts of the Company. The contracts are being amortized over the remaining terms of the contracts, ranging from 12 to 18 months.

     INTANGIBLE ASSETS

     Contracts purchased
        Cash outlay                                                                                     $        500,000
        Shares issued                                                                                          8,500,000
     Transaction costs                                                                                           270,000
     Amortization                                                                                               (927,000)
                                                                                                        ----------------
                                                                                                        $      8,343,000
                                                                                                        ----------------

13.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into operating leases in respect of office premises in both Vancouver and Nanaimo. Minimum payments under these lease commitments over the next five years are represented in the table below.

                                                                                         Nanaimo            Vancouver
                                                                                          Office              Office
                                                                                    -----------------    ----------------
     July 31
     2001                                                                           $         80,609     $        92,625
     2002                                                                                     80,609             111,000
     2003                                                                                   -                    119,833
     2004                                                                                   -                    129,667
     2005                                                                                   -                     10,875
                                                                                    -----------------    ----------------
                                                                                    $        161,218     $       464,000
                                                                                    -----------------    ----------------


14.  INCOME TAXES

     As at July 31, 2000, the Company had total net operating loss carryforwards of $13,240,641 comprised of United States net operating loss carryforwards of $7,315,318 (1999- $1,451,591) which will begin to expire in 2012, and
     Canadian net operating loss carryforwards of $5,925,323 (1999- $1,136,522) which will begin to expire in 2006. Utilization of these loss carryforwards depends on the generation of future taxable income.

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

     Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                         2000                 1999
                                                                                    ----------------     ----------------
     Deferred tax assets
        Net operating loss carryforwards                                            $     5,310,540      $     1,161,912
        Tax versus accounting value in capital assets                                       537,786             -
        Foreign exchange loss                                                               -                     14,346
                                                                                    ----------------     ----------------
     Total gross deferred tax assets                                                      5,848,326            1,176,258
        Less- Valuation allowance                                                        (5,848,326)          (1,176,258)
                                                                                    ----------------     ----------------
     Net deferred tax assets                                                        $       -            $      -
                                                                                    ----------------     ----------------


15.  SUBSEQUENT EVENTS

     (a) MAGNITUDE ACQUISITION

         On August 4, 2000, the Company entered into an asset purchase agreement with Magnitude Network, Inc. ("Magnitude") to acquire Magnitude's assignable radio station contracts, intellectual properties, and internet streaming technology and related services. The Company also assumed certain liabilities relating to the assigned contracts and took an assignment of Magnitude's lease on its offices until December 31, 2000. Pursuant to the agreement, the Company received cash payment of $238,715 from Magnitude and gave the following consideration to Magnitude :

         i)   1,665,944 shares of restricted common stock;

         ii) 416,485 shares of restricted common stock which are subject to an escrow agreement whereby the shares are to be held for twelve months against any claims for indemnification for unpaid liabilities of Magnitude; and

         iii) a common stock purchase warrant to acquire 2,000,000 shares of common stock at $3.60 per share.

         The transaction is valued at approximately $6,000,000 based upon the 2,082,049 shares of common stock determined by dividing $6 million by the average of the last reported sales price per share of the Registrant's Common Stock on the Nasdaq National market over the five
         (5) consecutive trading days ending on the trading day that was four trading days prior to but not including the Closing Date, which was $2.88 per share.

      (b)STANDARD RADIO INC.

         Effective August 31, 2000, Standard acquired 1,388,888 shares of common stock from the Company at a price of $2,500,000. In conjunction with the financing agreement, the Company issued to Standard warrants to acquire an additional 277,778 shares of common stock at an exercise price per share equal to $2.25.

GLOBALMEDIA.COM

                           CONSOLIDATED BALANCE SHEETS


As at July 31                                                                     (in US dollars)

                                                                         1999               1998
                                                                           $                  $
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                             5,649,073            14,996
Short-term investments (NOTE 4)                                         240,000                --
Other receivable                                                         84,336             2,645
Prepaid expenses                                                         37,760            10,221
Due from affiliated companies                                                --            71,065
--------------------------------------------------------------------------------------------------
                                                                      6,011,169            98,927
Capital assets (NOTES 3 AND 5)                                        1,537,434           172,635
--------------------------------------------------------------------------------------------------
                                                                      7,548,603           271,562
--------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accrued liabilities (NOTE 6)                       368,094           252,588
Due to affiliated company (NOTE 6)                                      132,946            46,284
Due to shareholders (NOTE 6)                                            221,091            79,269
--------------------------------------------------------------------------------------------------
                                                                        722,131           378,141
--------------------------------------------------------------------------------------------------
Commitments and contingencies (NOTE 9)
Convertible preferred shares (NOTE 8)                                 7,089,775                 --
   100,000,000 authorized, 8,500 issued and outstanding
SHAREHOLDERS' EQUITY (DEFICIENCY)
Common shares, par value $0.001 each, 200,000,000 authorized,
   20,656,331 and 19,890,831 issued and outstanding (NOTE 7)
Share capital                                                            12,658            11,892
Additional paid in capital (NOTE 8)                                   2,617,109           543,525
Deficit                                                              (2,893,070)         (661,996)
--------------------------------------------------------------------------------------------------
                                                                       (263,303)         (106,579)
--------------------------------------------------------------------------------------------------
                                                                      7,548,603           271,562
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                         CONSOLIDATED STATEMENTS OF LOSS
                             AND COMPREHENSIVE LOSS


Years ended July 31                                                               (in US dollars)

                                                                         1999               1998
                                                                           $                  $
--------------------------------------------------------------------------------------------------
REVENUE
Sales                                                                     7,091                 --
--------------------------------------------------------------------------------------------------
Interest income                                                          76,842                 --
--------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising and marketing                                             67,672             6,691
   Amortization (NOTE 8)                                                297,655            29,973
   Bank charges and interest (NOTES 6 AND 8)                            210,855             1,298
   Foreign exchange                                                      29,975            12,222
   Office and miscellaneous                                              76,670            18,288
   Professional fees (NOTE 7)                                           146,367            93,505
   Rent and maintenance                                                  72,436            50,114
   Shareholder communications                                           218,969            53,995
   Stock options compensation (NOTE 7)                                  548,800                --
   Technical operations and development                                 203,420                --
   Travel                                                               184,572            21,174
   Wages and benefits                                                   255,035            17,659
--------------------------------------------------------------------------------------------------
                                                                      2,312,426           304,919
--------------------------------------------------------------------------------------------------
Loss and comprehensive loss from continuing operations               (2,228,493)         (304,919)
--------------------------------------------------------------------------------------------------
Discontinued operations (NOTES 1 AND 3)
   Call center                                                               --           108,613
   Satellite                                                             (2,581)         (256,522)
--------------------------------------------------------------------------------------------------
Loss and comprehensive loss from discontinued operations                 (2,581)         (147,909)
--------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                             (2,231,074)         (452,828)
--------------------------------------------------------------------------------------------------
Loss per common share from continuing operations                          (0.11)            (0.02)
Loss per common share from discontinued operations                        (0.00)            (0.00)
--------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE                                                     (0.11)            (0.02)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION
   OF LOSS PER SHARE                                                 20,245,889        19,554,402
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                           CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)


Years ended July 31                                                               (in US dollars)

                                      PREFERRED STOCK             COMMON STOCK         ADDITIONAL      UNISSUED       RETAINED
                                    --------------------       -------------------      PAID-IN         SHARE         EARNINGS
                                    SHARES        AMOUNT       SHARES       AMOUNT      CAPITAL        CAPITAL        (DEFICIT)
                                       #            $            #            $            $              $               $
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1997                 --            --     11,059,400     11,059      128,641        144,001        (209,168)
Common shares issued for cash          --            --        730,533        731      364,536       (144,000)             --
Common shares issued for other
   than cash consideration:

   Consideration for shares in
     Westcoast Wireless (NOTE 1)       --            --      8,000,000          1           --             (1)             --
   In kind services                    --            --        100,898        101       50,348             --              --
Loss for the year                      --            --             --         --           --             --        (452,828)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1998                 --            --     19,890,831     11,892      543,525             --        (661,996)
Preferred shares issued (NOTE 8)    8,500     7,089,775             --         --           --             --              --
Warrants issued on financing           --            --             --         --    1,000,000             --              --
(NOTE 8)
Stock options exercised                --            --        765,500        766      392,484             --              --
Compensatory stock options             --            --             --         --      681,100             --              --
Loss for the year                      --            --             --         --           --             --      (2,231,074)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1999              8,500     7,089,775     20,656,331     12,658    2,617,109             --      (2,893,070)
----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

GLOBALMEDIA.COM

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended July 31                                                               (in US dollars)

                                                                         1999               1998
                                                                           $                  $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                    (2,231,074)         (452,828)
Items not requiring an outlay of funds
   Interest on convertible debentures                                   101,528                --
   Interest on related party loans (NOTE 6)                              26,682                --
   Share option compensation expense (NOTE 7)                           548,800                --
   Share option professional fees expense (NOTE 7)                       37,300                --
   Amortization                                                         297,655            38,658
   Services settled through share issuance                                   --            50,449
--------------------------------------------------------------------------------------------------
                                                                     (1,219,109)         (363,721)
Changes in non-cash operating working capital
   Other receivable                                                     (81,691)           56,193
   Prepaid expenses                                                     (27,539)            6,165
   Accounts payable and accrued liabilities                               8,078           127,815
   Deferred revenue                                                          --           (12,062)
--------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                    (1,320,261)         (185,610)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                           (1,483,360)         (189,706)
Purchase of short-term investments (NOTE 4)                            (240,000)               --
--------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                    (1,723,360)         (189,706)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Advances from (to) shareholder                                          141,822            (4,821)
Advances from affiliated companies                                      157,727            52,997
Common share subscriptions                                                   --           221,267
Stock options exercised                                                 393,250                --
Preferred share subscriptions and warrants (NOTE 8)                   8,500,000                --
Deferred financing costs (NOTE 8)                                      (510,000)               --
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 8,682,799           269,443
--------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  (5,101)           (1,021)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR      5,634,077          (106,894)
Cash and cash equivalents, beginning of year                             14,996           121,890
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                5,649,073            14,996
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest - paid                                                         184,173             9,180
Income taxes paid (recovered)                                                --            (6,783)
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

         In August 1998, the Company incorporated a new subsidiary, GlobalMedia (Canada) Entertainment Corp.

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

         Revenues of the discontinued satellite operations for the year ended July 31, 1999 were $nil (1998 - $591,938). At July 31, 1999, net current liabilities of the discontinued satellite operations were $23,086 (1998 - $130,076)
consisting principally of accounts payable and balances due to shareholder. Net non-current assets at July 31, 1999 were $nil (1998 - $15,352).

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

         Revenues of the discontinued call center operations for the year ended July 31, 1999 were $20,130 (1998- $326,279). At July 31, 1999, net current liabilities of the discontinued call center operations were $nil (1998 - $19,484) consisting principally of accounts payable.

4.       SHORT-TERM INVESTMENTS

The Company has assigned $170,000 of its term deposits in order to establish lines of credit with three suppliers. The letters of credit have terms of 2.25% interest and expire on either May 12, 2000 or June 14, 2000.

5.       CAPITAL ASSETS

                                                                    ACCUMULATED          NET BOOK
                                                       COST        AMORTIZATION            VALUE
                                                         $               $                   $
--------------------------------------------------------------------------------------------------
JULY 31, 1999
Broadcast network development                         704,803                --           704,803
Communications infrastructure                          89,391            44,463            44,928
Computer hardware                                     295,417            59,834           235,583
Leasehold improvements                                 14,925             2,269            12,656
Office furniture and equipment                         50,661             6,477            44,184
Software                                               73,450            15,484            57,966
Web site development (NOTE 7)                         525,859            88,545           437,314
--------------------------------------------------------------------------------------------------
                                                    1,754,506           217,072         1,537,434
--------------------------------------------------------------------------------------------------

JULY 31, 1998
Communications infrastructure                          91,575            17,325            74,250
Computer hardware                                      70,107            13,117            56,990
Leasehold improvements                                  8,594             4,905             3,689
Office furniture and equipment                         18,859             4,842            14,018
Software                                               27,209             3,520            23,689
--------------------------------------------------------------------------------------------------
                                                      216,344            43,702           172,635
--------------------------------------------------------------------------------------------------

6.       RELATED PARTY TRANSACTIONS

(i)  AMOUNTS DUE TO SHAREHOLDERS

         The Company was advanced $263,000 by shareholders during the period of October 1998 through December 1998. At July 31, 1999, a balance of $221,091 was outstanding.

         As part of the Securities Purchase Agreement with RGC International Investors LDC ("RGC") (see note 8), the Company agreed to restructure the amounts due to shareholder. The agreement provided that any restructuring of amounts due to shareholders in common stock be at the conversion price of $6.25, which was the average closing bid prices of the common shares reported on the OTC Bulletin Board for the three consecutive days ended April 30, 1999.

         On July 26, 1999, the Company entered into an agreement with the shareholders to convert 50% of the amount due plus interest of $16,455 ($127,000) into common stock. The remaining $110,545 will be repaid in four quarterly installments of $31,750 beginning October 31, 1999 and ending on July 31, 2000.

         As of July 31, 1999, the shares had not been issued.

(ii) AMOUNTS DUE TO AFFILIATED COMPANY

         The Company was advanced $187,000 by an affiliated company, wholly-owned by a shareholder, during the period of November 1998 through March 1999. At July 31, 1999, a balance of $132,946 was outstanding.

         As part of the Securities Purchase Agreement with RGC International Investors LDC ("RGC") (see note 8), the Company agreed to restructure the amounts due to the affiliated company. The agreement provided that any restructuring of amounts due to the affiliated company in common stock be at the conversion price of $6.25, which as the average closing bid prices of the common shares reported on the OTC Bulletin Board for the three consecutive days ended April 30, 1999.

         On July 26, 1999 the Company entered into an agreement with the affiliated company to convert 50% of the amount due plus interest of $8,413 ($74,886) into common stock. The remaining $66,473 will be repaid in four quarterly installments of $18,722 beginning October 31, 1999 and ending on July 31, 2000.

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

         Activity in the stock option plans for 1999 and 1998 was as follows:

                                                     1999                        1998
                                          ---------------------------- ---------------------------
                                                         WEIGHTED                     WEIGHTED
                                                          AVERAGE                     AVERAGE
                                                         EXERCISE                     EXERCISE
                                            OPTIONS       PRICE          OPTIONS       PRICE
                                               #             $              #            $
--------------------------------------------------------------------------------------------------
Outstanding, beginning of year                       --           --              --           --
Granted                                       4,022,500        3.18               --           --



Exercised                                      (765,500)       0.51               --           --
--------------------------------------------------------------------------------------------------
Outstanding, end of year                      3,257,000        3.81               --           --
--------------------------------------------------------------------------------------------------
Options exercisable at year end               2,497,167
--------------------------------------------------------------------------------------------------

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 1999:

                            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  ----------------------------------------------  --------------------------------
     RANGE OF                 WEIGHTED AVERAGE  WEIGHTED AVERAGE                  WEIGHTED AVERAGE
EXERCISE PRICES   OPTIONS        REMAINING       EXERCISE PRICE        OPTIONS     EXERCISE PRICE
      $              #              LIFE              $                 #               $
--------------------------------------------------------------------------------------------------
      0.50        237,500          1.1 years         0.50             237,500           0.50
      4.00      2,930,000          4.8 years         4.00           2,259,667           4.00
      6.35         89,500          5 years           6.25                  --             --
--------------------------------------------------------------------------------------------------
                3,257,000                            3.25           2,497,167           3.67
--------------------------------------------------------------------------------------------------

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

         If the Company's common shares are not approved for trading on the NASDAQ Stock Market by November 6, 1999, the conversion terms of the preferred shares change. The conversion term would be the lessor of:

         (a) the fixed conversion price of $8.125 per common share;

         (b) 80% of the average of the seven consecutive lowest closing bid prices of the common shares reported on the OTC Bulletin Board during the 35 trading days ending one day prior to the date that RGC exercises its right to convert; or

         (c) 110% of the average closing bid price of the common shares reported on the OTC Bulletin Board over the ten trading days ending on November 6, 1999.

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

         Total financing costs of $621,322 were incurred in respect of this arrangement. In addition, the Company agreed to provide the agents warrants to purchase 62,769 of common shares at an exercise price of $8.125 which expire in five years. During 1999, $41,989 of these finance costs were expensed. The remaining unamortized finance costs are presented as a reduction of the carrying value of the preferred shares.

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

                                                                                              $
--------------------------------------------------------------------------------------------------
Fair value upon issuance                                                                7,500,000
Accrued interest on debenture                                                             101,528
Amortization of discount                                                                   67,580
Less:  deferred financing costs                                                          (579,333)
--------------------------------------------------------------------------------------------------
                                                                                        7,089,775
--------------------------------------------------------------------------------------------------

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

         On August 26, 1999, the Company's form SB-2 registration statement was declared effective by the SEC. As a result, the preferred shares from this date onwards will be classified as equity. The accompanying pro forma shareholders' equity gives effect to the discharge of the mandatory redemption event discussed above:

                                                                                         PRO FORMA
                                                                                         JULY 31,
                                                                                           1999
                                                                                             $
--------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Convertible preferred shares, net of financing costs                                    7,089,775
Share capital                                                                              12,658
Additional paid in capital                                                              2,617,109
Deficit                                                                                (2,893,070)
--------------------------------------------------------------------------------------------------
                                                                                        6,826,472
--------------------------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES

(i) The Company received notice from an interested party on September 27, 1999 that it believes the Company to be in violation of certain registered trademarks which it possesses. While no legal proceedings have been initiated by the other party, the notice represents an asserted claim that is reasonably possible of assertion.

     Management is of the opinion that an estimate of any potential liability, if any, can not be determined at this time.

(ii) During 1999, the Company has entered into website content agreements with two companies requiring combined monthly payments of $13,500 for a term of one year.

(iii)By agreement dated April 20, 1999, as amended on June 4, 1999, the Company entered into an arrangement to engage RealNetworks, Inc. to perform consulting services in connection with the GlobalMedia Broadcast Network project which is for the development of internet-use software. Under the terms of the agreement, the Company is required to make payments totaling $3,655,000 over the duration of the project with the final payment date projected to be December 21, 1999.

     At July 31, 1999, the balance of the commitment is $2,970,000. Subsequent to year end, the Company has made payments with respect to this agreement aggregating to $2,145,000.

(iv) The Company holds operating leases in respect of office premises in both Vancouver and Nanaimo. Minimum payments under these lease commitments over the next five years are represented in the table below.

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

(v) On June 9, 1999, the Company entered into a three year Frame Relay Service Agreement with MCI WorldCom. The agreement requires a monthly variable charge based on usage with a minimum monthly commitment of $25,000 per month.

(vi) YEAR 2000 ISSUE

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

10. INCOME TAXES

         At July 31, 1999, the Company had total net operating loss carryforwards of $2,588,114 comprised of United States net operating loss carryforwards of $1,451,591 (1998 - $240,407) which will begin to expire in 2012, and Canadian net operating loss carryforwards of $1,136,522 (1998 - $250,671) which will begin to expire in 2006. Utilization of these carryforwards depends on the recognition of future taxable income.

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

12. SUBSEQUENT EVENTS

(i)  CO-MARKETING AND SALES AGREEMENT

         On October 7, 1999, the Company entered into a letter of intent for a strategic relationship with Standard Radio Inc. ("Standard"). Standard will invest $2 million into the Company and receive 338,983 common shares of the Company. In return, Standard would cause all radio stations owned by it now or during the three years following, to become network associates in the GlobalMedia E-Commerce Network and in the GlobalMedia Broadcast Network.

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

(ii) OPERATING EVENTS

         On August 31, 1999, the Company began the implementation of its Network Associate program services including the launch of e-commerce sites.

(iii)  OPTIONS

         During August 1999, the Company granted 85,000 additional options under the 1999 stock option plan at exercise prices of $6.63 and $7.00. The options expire five years from the date of grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 27, 2000, the Registrant dismissed Ernst & Young LLP, Chartered Accountants, as its independent accountants, and engaged Arthur Anderson LLP, Chartered Accountants, as its new independent accountants. The decision to change independent accountants was approved by the Registrant's Board of Directors on January 27, 2000. No consultation regarding accounting policy or procedures with new auditors occurred prior to their engagement.

         In connection with Ernst & Young LLP's audit for the fiscal year for the period from August 1, 1998 to July 31, 1999, and with the subsequent interim period through January 27, 2000:

         (a) the reports of Ernst & Young LLP did not contained an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles; and

         (b) there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the subject matter of the disagreement in with their reports.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Our current directors, executive officers and other key employees, and their ages, as of November 9, 2000 are as follows:


NAME                                  AGE                                  POSITION
----                                  ---                                  --------
Jeffrey Mandelbaum                     40     Chairman of the Board, President and Chief Executive Officer
Robert Fuller (1)                      39     Director and Chief Operating Officer
Mike McHenry                           43     Executive Vice President of Sales and Marketing
Winston V. Barta (3)                   29     Director, Vice President Business Development
L. James Porter (3)                    35     Director, Chief Financial Officer, Vice President of Finance and
                                               Administration Secretary and Treasurer
Annie Ho                               30     Vice President of Human Resources
Michael Metcalfe                       44     Director
Barr Potter (1)(2)                     51     Director
Gary Slaight (2)                       49     Director
Davide Coriat (3)                      --     Incoming Director
---------------------

(1) Compensation committee member
(2) Audit committee member
(3) Mr. Coriat has agreed to become a director to fill one of the vacancies caused by the resignation of Mr. Porter and Mr. Barter, upon closing of the transactions described in "Management's Discussion and Analysis of Financial Condition--Recent Events--Standard/Mandelbaum $1,000,000 Investment and Related Transactions."

         JEFFREY MANDELBAUM. Mr. Mandelbaum became our Chairman of the Board in October 2000, and has been our Chief Executive Officer since May 2000 and a director and President since February 2000. Mr. Mandelbaum joined us from RealNetworks, Inc., where he was Vice President of Media Systems Sales. Before joining RealNetworks in April 1998, Mr. Mandelbaum was Vice President of Worldwide Sales at Commerce One, a global leader in business-to-business electronic procurement systems. Prior to Commerce One, Mr. Mandelbaum held a number of positions at Sybase, most recently as CEO and President of Sybase Financial Services, Inc. Mr. Mandelbaum is a graduate of the Executive Program in Business Administration from the Columbia University Graduate School of Business.

         ROBERT FULLER. Mr. Fuller has been our Chief Operating Officer since April 2000, and a director since May 1997. Between May 1997 and April 2000, Mr. Fuller served as our Chief Executive Officer. Mr. Fuller has also been the president and a director of Lifestyle Development Ltd., a private fitness center operator located in Nanaimo, B.C. since September 1991. Prior to joining GlobalMedia, Mr. Fuller was the president and a director of 375801 BC Ltd., a private operator of a hotel and pub located in Bamfield, B.C., from June 1994 to May 1997; the president and a director of Promark Construction Co. Inc., a private real estate developer located in Nanaimo, B.C., from February 1992 to December 1997; and an accountant with, and then a manager in, the Entrepreneurial Division of Ernst & Young, Chartered Accountants in Vancouver, B.C. from May 1983 to September 1989. Mr. Fuller is a Canadian Chartered Accountant and received a bachelor of commerce degree from the University of British Columbia in accounting and management information systems.

         MIKE MCHENRY. Mr. McHenry has been our Executive Vice President of Sales and Marketing since October 2000. Previously, Mr. McHenry was VP Worldwide Sales from September 1998 to May 2000, and as VP International Operations from May 2000 to July 2000 with Loudeye Technologies, a NASDAQ publicly traded technology company located in Seattle, Washington. Previously, Mr. McHenry held several senior executive positions including VP Worldwide Sales at iCat/Intel from December 1996 to September 1998, VP Sales, Western Region at Giga Information Group from June 1995 to December 1996, and General Manager, Internet Division at FourGen Technologies from June 1993 to June 1995. Mr. McHenry has a bachelor of arts in psychology from University of Oregon.

         WINSTON V. BARTA. Mr. Barta has been our Vice President of Business Development, and a director since September 1997 and was Secretary from that time until August 1999. Previously, Mr. Barta was a vice president of marketing for Starnet Communications International, Inc., a publicly traded Internet company located in Vancouver, B.C., from July 1996 to July 1997, and a senior account executive at Motion Works Group, a publicly traded consumer software developer company located in Vancouver, B.C., from June 1995 to April 1996. Mr. Barta has a bachelor of commerce degree in marketing from Concordia University in Montreal and an MBA in marketing from Simon Fraser University in Vancouver, B.C. (See footnote (3) to the above table.)

         L. JAMES PORTER. Mr. Porter has been our Chief Financial Officer since April 1999, Assistant Secretary since May 1999, and a director, Vice President of Finance and Administration and Secretary since August 1999. Since August 1998, Mr. Porter has also served as president of LJ Ventures, a financial consulting firm. From February 1995 through July 1998, Mr. Porter was a director, chief financial officer and secretary of Hariston Corporation, a diversified holding company with offices in Vancouver, B.C., New York, New York and Costa Mesa, California. From September 1987 through January 1995, Mr. Porter was a senior manager and held other positions with Arthur Andersen, Chartered Accountants, in Vancouver, B.C. Mr. Porter has a bachelor of commerce degree in Finance from the University of British Columbia. He is a Canadian Chartered Accountant, a U.S. Certified Public Accountant, and a U.S. Chartered Financial Analyst. (See footnote (3) to the above table.)

         ANNIE HO. Ms. Ho has held the position of Director of Human Resources since April 1999 and was promoted to the position of Vice President of Human Resources in November 2000. Previously, Ms. Ho was employed by R.A. Malatest
& Associates Ltd. (September 1993 to March 1999), an economic and market research consulting firm, as Manager, Research Services, located in Victoria, B.C. Ms. Ho has a Masters of Arts in Organizational Leadership and Training from Royal Roads University in Victoria, B.C., and a Bachelor of Arts in Economics from the University of Victoria.

         MICHAEL METCALFE. Mr. Metcalfe founded GlobalMedia.com and has held the position of Chairman of the Board from our formation in April 1997 until October 2000 and the position of President from April 1997 until February 2000. He previously held the same positions with Westcoast Wireless Cable Ltd. since May 1994. Mr. Metcalfe was director of sales and marketing for Starscan Communications International, Inc., a marketer of satellite equipment and television programming located in Vancouver, B.C., from October 1991 to April 1994; and executive director of production for North American Pictures, Inc., a film production company, located in Vancouver, B.C., from January 1985 through June 1991.

         BARR POTTER. Mr. Potter has been a director of GlobalMedia since May 1999. Mr. Potter has been serving as the president and chief operating officer of My Own Channel, Inc., a company engaged in video-on-demand business, since February 2000. Prior to February 2000, he served as chairman and chief executive officer of Tripod Entertainment, Inc., a feature films production and distribution company located in Los Angeles, California. From April 1994 through March 1999, Mr. Potter was the chairman and chief executive officer of Largo Entertainment, Inc., a feature films production and distribution company located in Los Angeles, California and a subsidiary of JVC Entertainment, Inc. Mr. Potter earned a bachelor of arts degree in economics from Yale University and a juris doctor degree from Columbia University School of Law.

         GARY SLAIGHT. Mr. Slaight has been a director of GlobalMedia since December 1999. Since 1986, Mr. Slaight has served as the president and chief executive officer of Standard Radio, Inc. and, since 2000, the president and chief executive officer of Broadcasting Corporation Ltd., Standard Radio, Inc.'s parent company. Mr. Slaight has been in broadcast media for over 20 years. He is currently on the board of the Canadian Association of Broadcasters. Mr. Slaight earned a bachelor of arts degree in English from the University of Western Ontario.

         DAVID CORIAT. Mr. Coriat has agreed to become a director of GlobalMedia in November 2000 after the date of this report. Since 1988, Mr. Coriat has served as a director, executive vice president, chief financial officer and corporate secretary of Standard Broadcasting Corporation Ltd. and as a director of Standard Radio Inc. Since 1991, Mr. Coriat has also served as a director of Command Post & Transfer Corporation and since September 2000, a director of Iceberg Media.com Inc. Mr. Coriat has been a Canadian Chartered Accountant since 1976 and earned a bachelor of commerce degree from the University of Toronto in 1974.

BOARD OF DIRECTORS

         Under our articles of incorporation and bylaws, our directors hold office until the next annual meeting of our stockholders and until their successors have been elected and duly qualified, and the board of directors appoint our executive officers at the first board of directors' meeting after each annual meeting of stockholders. Executive officers hold office at the pleasure of the board of directors. Mr. Metcalfe was appointed a director upon formation of GlobalMedia and each of Mr. Fuller, Mr. Barta, Mr. MacDonald, Mr. Potter, Mr. Porter, Mr. Slaight and Mr. Mandelbaum was appointed by the board of directors to fill a vacancy created by an increase in the authorized number of directors approved by the board of directors. The Company agreed to nominate Mr. Slaight for election to the Board of Directors pursuant to its December 1999 agreement with Standard Radio Inc. As long as Standard owns sufficient shares, the Company will nominate either Mr. Slaight or other mutually acceptable candidate each time the Board of Directors is elected.

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

COMMITTEES;  MEETINGS OF THE BOARD

         The Company has a Compensation Committee and an Audit Committee. The Compensation Committee and the Audit Committee were formed in 1999. Messrs. Fuller, MacDonald and Potter comprise the Compensation Committee and Messrs. MacDonald, Slaight and Potter, make up the Audit Committee. The Compensation Committee recommends to the Board the compensation of executive officers and serves as the Administrative Committee for the Company's Stock Option Plans. The Audit Committee serves as a liaison between the Board and the Company's auditor. The Compensation Committee met three times, and the Audit Committee met four times, during the fiscal year ended July 31, 2000.

         The Company's Board of Directors held five meetings during the fiscal year ended July 31, 2000, at which time all the directors were present or consented in writing to the actions taken at such meetings. No incumbent director attended fewer than 75% of the meetings, except Mr. Slaight who attended 50% of the meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3, 4 and 5, and any amendments, furnished to us pursuant to Rule 16a-3(e) during fiscal 1999, and on written representations of our officers, directors, and principal shareholders ("Reporting Persons"), we believe that the following Reporting Persons were delinquent in satisfying their filing requirements under Section 16(a) of the Exchange Act:

                                                NUMBER OF TRANSACTIONS
                                                ----------------------
NAME OF REPORTING PERSON                REPORTED LATE              FAILED TO REPORT
------------------------                -------------              -------------------
Winston Barta                                 1
Robert Fuller                                 1
Jack MacDonald(1)                             1
Jeffrey Mandelbaum                            1
Michael  Metcalfe                             7
Barr Potter                                   2
James Porter                                  1
Monte Walls Burris (2)                        2

-------------------
(1) Resigned from the Board of Directors on November 1, 2000.

(2)  Mr. Burris ceased being an officer on October 2, 2000.

ITEM 10:  EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our President, Chief Executive Officer and Chief Operating Officer during the fiscal year ended July 31, 2000 (collectively, the "Named Executives"):

                                                                                            LONG-TERM
                                                                 ANNUAL COMPENSATION       COMPENSATION
                                                                                         -----------------
                                                                                            UNDERLYING       ALL OTHER
                                                                 SALARY        BONUS        SECURITIES     COMPENSATION
                                                                                         -----------------
NAME AND  PRINCIPAL POSITION                                       ($)          ($)        OPTIONS (#)          ($)
-------------------------------------------------------------- ------------ ------------ ----------------- --------------
Michael Metcalfe, President (until February, 2000)                    0               0                0             0

Robert Fuller, Chief Executive Officer (until April 2000),       81,444               0                0             0
Chief Operating Officer (since April 2000)

Jeff Mandelbaum, President (since February 2000), Chief         150,000               0          350,000             0
Executive Officer (since April 2000)


OPTION GRANTS, OPTION EXERCISES AND OPTION VALUES

         The following table sets forth information on stock options or other similar rights granted to the Named Executives during fiscal 2000:

                            # OF SECURITIES         % OF TOTAL OPTIONS GRANTED TO   EXERCISE OR BASE
         NAME          UNDERLYING OPTIONS GRANTED      EMPLOYEES IN FISCAL YEAR       PRICE ($/SHARE)  EXPIRATION DATE
----------------------- ------------------------ ------------------------------- --------------------- ---------------
Michael Metcalfe                        0                      0%
Robert Fuller                           0                      0%
Jeff Mandelbaum                   350,000                     17.7%                      $8.00             2/24/2005

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning exercise of stock options during the last fiscal year by each Named Executive and the value of unexercised options at the end of fiscal 2000:

                                                              NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS
                                                                   FY-END (#)                      AT FY-END ($)
                                                       ------------------------------------ ----------------------------
                      SHARES ACQUIRED       VALUE        EXERCISABLE       UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
        NAME          ON EXERCISE (#)     REALIZED
--------------------- ----------------- -------------- ----------------- ------------------ ------------- --------------
  Michael Metcalfe              0             $0            417,170 (1)             0               $0           $0
  Robert Fuller                 0             $0            417,170 (1)             0               $0           $0
  Jeff Mandelbaum          70,000             $0            140,000           140,000               $0           $0

---------------
(1) In February, 2000, Mr. Metcalfe and Mr. Fuller each surrendered options to acquire 82,830 shares of common stock previously granted to them under the 1999 Stock Option Plan. Mr. Metcalfe and Mr. Fuller surrendered the options to provide additional capacity under the 1999 Stock Option Plan so that the Company could meet is stock option commitments to Mr. Mandelbaum under its employment agreement with Mr. Mandelbaum described below.

EMPLOYMENT AGREEMENTS

         None of our executive officers have employment agreements with us, except Mr. Mandelbaum. Mr. Mandelbaum's agreement is dated as of December 17, 1999 and has a term of two years expiring January 31, 2002. Mr. Mandelbaum is entitled to receive a base salary of $300,000 per annum for the first year and no less than that amount for the second year. The employment agreement also provides for a milestone bonus of $100,000 per year to be paid upon achievement of goals and milestones as determined by the Board of Directors. Mr. Mandelbaum was also granted a five year option to acquire up to 350,000 shares of the Company's common stock exercisable at $8.00 per share under the 1999 Stock Option Plan. The stock options are 20% vested with the balance vesting in equal installments at the end of each full quarter of continuous service during the first year of the agreement term. If Mr. Mandelbaum is terminated without cause during the first year of the agreement term, all unvested options will fully vest. If Mr. Mandelbaum is terminated or in the event of his death, the Company will be required to make severance payments to him or his estate, as the case may be, equal to his monthly salary for the longer of 90 days or the remaining term of the agreement.

         In addition, as part of his joining the Company, Mr. Mandelbaum acquired 500,000 shares of common stock from Michael Metcalfe for nominal consideration and has a right to acquire a second 500,000 shares from Mr. Metcalfe for nominal consideration upon the first year anniversary of his employment agreement. These shares are subject to a lock-up period of one year from their respective purchase dates, and a right of repurchase if the Company terminates Mr. Mandelbaum for cause or he terminates his employment voluntarily during the one year lock-up period. According to the written agreement between Mr. Mandelbaum and the Company, the shares are be held in escrow during the lock-up period, but the parties subsequently agreed to waive the escrow requirement

BENEFIT PLANS

         We have four stock option plans which provide for the grant of options to purchase shares of our common stock to executives, directors, employees, consultants or advisors. The plans are summarized as follows as of November 9, 2000:

                                    EFFECTIVE DATE        SHARES         OPTIONS        AVAILABLE         OPTIONS
           PLAN NAME                                     RESERVED        ISSUED          SHARES          EXERCISED
--------------------------------- ------------------- --------------- -------------- ---------------- ----------------
1997 Directors and Officers       April 8, 1997          500,000              0            500,000             0
Stock Option Plan
1998 Directors and Officers       August 21, 1998      1,000,000      1,000,000                  0       925,000
Stock Option Plan
1999 Stock Option Plan            March 24, 1999       4,000,000      3,773,845            226,155       241,125
2000 Stock Option Plan            April 18, 2000       4,000,000      2,029,543          1,970,457             0

         Each of the plans expires ten years from its effective date. The plans are administered by the board of directors who have sole discretion and authority to determine individuals eligible for awards. The conditions of exercise of each grant are determined individually by the board at the time of the grant. We intend to cancel the 1997 stock option plan in the near future.

         We have registered the options and shares of common stock issuable under the 1998 and 1999 stock option plans on Form S-8 registration statements, and intend to register the 2000 stock option plan on Form S-8 in the near future. The options granted under our 1998 stock option plan had an exercise price of $.50 per share. All of these options were fully exercisable from the date of grant. The options granted under our 1999 stock option plan have exercise prices ranging from $4.00 to $8.00 per share. The options granted under our 2000 Stock Option Plan have an exercise prices ranging from $0.438 to $6.375 per share. As of November 9, 2000, 1,804,443 of these options are subject to vesting requirements, and 225,100 are fully exercisable.

KEY MAN INSURANCE

We do not currently have any key man insurance and have no plans to purchase such insurance in the near future.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth (a) the number of shares of common stock owned by the persons known to the Company as beneficially owning more than five percent (5%) of the outstanding shares of the Company, (b) the number of shares owned by the directors and officers and (c) the number of shares owned as of November 9, 2000, by all directors and executive officers of the Company as a group.


   NAME AND ADDRESS OF BENEFICIAL         AMOUNT AND NATURE OF         PERCENT OF
              OWNER(1)                    BENEFICIAL OWNER (2)          CLASS (2)
------------------------------------- ------------------------------ ----------------
Winston V. Barta                                  298,000 (3)               1.0%
Robert Fuller                                   2,005,170 (4)               6.8%
Jeffery Mandelbaum                                710,000 (5)               2.4%
Mike McHenry                                            0 (6)               *
Annie Ho                                           60,000 (7)               *
Michael Metcalfe                               12,720,170 (8)              44.2%
L. James Porter                                   184,000 (9)               *
Barr Potter                                       175,000 (10)              *
Gary Slaight                                       81,248 (11)              *
All Officers and Directors as a                16,233,588 (12)             52.6%
Group (9 persons shown above)

Rose Glen Investments, LDC                     56,271,762 (13)             65.9%
3 Bala Plaza East, Suite 200
251 South Asaphs Road
Bala Cynwyd, PA  19004

Standard Radio Inc.                             3,005,649 (14)             10.3%
Suite 1100, 2 Sainte Claire Ave. W.
Toronto, Ontario M4V I16

Magnitude                                       4,082,429 (15)             13.2%
1525 W. Homer Street, Suite 202
Chicago, Illinois 60622

On Radio.com                                    1,697,619                   5.9%
1500 Green Hills Road
Scotts Valley, CA 95067

----------------------------


*        Denotes holdings of less than 1%.

(1) The address for the listed officers and directors is GlobalMedia.com, 400 Robson Street Vancouver, BC V6B 2B4

(2) Shares that a person has the right to acquire within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person but are not deemed to be outstanding as to any other person or group.

(3) Includes currently exercisable options to purchase 250,000 shares of common stock held by Mr. Barta.

(4)  See Management's Discussion and Analysis of Financial Condition.

(5) Includes currently exercisable options to purchase 140,000 shares of common stock. This does not include an additional 500,000 shares to be purchased upon the first anniversary of Mr. Mandelbaum's employment agreement.

(6) Does not include unvested options to purchase 250,000 shares of common stock owned by Mr. McHenry.

(7) Includes currently exercisable options to purchase 60,000 shares of common stock held by Mr. McDonald.

(8) Includes currently exercisable options to purchase 417,170 shares of common stock held by Mr. Metcalfe.

(9) Includes currently exercisable options to purchase 167,500 shares of common stock held by Mr. Porter.

(10) Includes currently exercisable options to purchase 165,000 shares of common stock held by Mr. Potter.

(11) Includes currently exercisable options to purchase 81,248 shares of common stock held by Mr. Slaight. Mr. Slaight disclaims beneficial ownership in the shares and warrants held by Standard Radio Inc., of which Mr. Slaight is President.

(12) Includes currently exercisable options to purchase 1,698,088 shares of common stock.

(13) Consists of preferred stock and warrants and options held by Rose Glen which are currently convertible exercisable or into the common stock.

(14) Includes warrants to purchase 277,778 shares of common stock held by Standard Radio Inc.

(15) Includes warrants to purchase 2,000,000 shares of common stock held by Magnitude Network, Inc.

         Mr. Metcalfe is a majority shareholder, and as such, is able to control substantially all matters requiring approval by our stockholders, including the election of directors, amendments to our articles of incorporation, and mergers or other business combination transactions. Mr. Metcalfe's substantial equity stake could also make us a much less attractive acquisition candidate to potential acquirers, because Mr. Metcalfe alone could have sufficient votes to prevent the approval or the tax-free treatment of an acquisition.

         If RGC were to retain the common shares issuable upon conversion or exercise of its preferred stock, investment options and warrants, it also would have such control. However, to date, RGC has immediately sold all shares of common stock it has received upon such conversions and exercises.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK ISSUANCES TO FOUNDER AND OTHER INSIDERS

         In connection with our formation and initial capitalization in April 1997, we offered and sold a total 11,000,000 shares of our common stock at a price of $0.01 per share per share to various individual investors, including Michael Metcalfe, our founder, President and Chairman of the Board till October 2000. Mr. Metcalfe purchased six million shares for total consideration of $60,000 and Mr. Fuller purchased 1 million shares for total consideration of $10,000.

         In connection with our second round of financing, from June 1997 until November 1997, we offered and sold a total of 890,831 shares of our common stock at a price of $0.50 per share to various individual and other investors, including Robert Fuller, our former Chief Executive Officer, now Chief Operating Officer, and a director. Mr. Fuller purchased 288,000 shares for total consideration of $144,000.

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

         In June 2000, West Coast received a sales tax assessment of approximately $191,500 from the British Columbia Ministry of Finance and Corporate Relations. The assessment relates to the operations of West Coast prior to its purchase by us. We are considering an appeal of this assessment, in addition to other available legal remedies, but may be required to pay it before resolution of any appeal. In such case, the agreement with Mr. Metcalfe contains indemnification provisions for pre-acquisition liabilities incurred by us.

LOANS TO AND FROM AFFILIATES

         LOANS FROM BENNETT METCALFE. From October 1998 through December 1999, Bennett Metcalfe, Michael Metcalfe's father and one of our stockholders, advanced a total of approximately $263,000 to us. The proceeds of these loans were used for working capital. These loans had no fixed repayment or interest terms. In connection with our May 1999 convertible debenture and warrant financing, we agreed to (a) repay one-half of the principal balance outstanding at May 6, 1999 ($221,091), plus $16,445 in accrued interest, by issuing shares of our common stock at $6.25 per share, which was the average closing bid prices of the Common Stock on the OTC Bulletin Board for the three consecutive trading days ended April 30, 1999, and (b) issue a promissory note for the remaining one-half of the principal balance plus $16,445 in accrued interest, which was repaid in four quarterly installments and which bear interest at 9% per annum. This restructuring was completed effective as of July 26, 1999. Subsequent to the fiscal year end, the remaining balance of the promissory note was completely repaid.

         LOANS FROM ROBERT FULLER AND AFFILIATES. From November 1998 to March 1999, Mr. Fuller and companies which his family controls, advanced a total of approximately $187,000 to us. The proceeds of these loans were used for working capital. These loans had no fixed repayment or interest terms. In connection with our convertible debenture and warrant financing, we agreed to (a) repay Mr. Fuller $8,413 plus approximately $1,352 in interest from the proceeds of the convertible debenture offering proceeds, (b) repay one-half of the remaining principal balance outstanding at May 6, 1999 ($132,946), plus $8,413 in accrued interest, by issuing shares of our common stock at $6.25 per share, which was the average closing bid prices of the Common Stock on the OTC Bulletin Board for the three consecutive trading days ended April 30, 1999, and (c) issue a promissory note for the remaining one-half of the principal balance plus $8,413 in accrued interest, which was repaid in four quarterly installments and which bear interest at 9% per annum. This restructuring was completed effective as of July 26, 1999. During the fiscal year, the outstanding promissory note was completely repaid.

         LOANS TO AND FROM MICHAEL METCALFE AND AFFILIATES. When we purchased Westcoast in April 1997, it had a $71,065 receivable due from a company owned by Michael Metcalfe, and a $79,269 payable due to Michael Metcalfe. In August 1998, Michael Metcalfe and GlobalMedia agreed to offset the receivable owed Westcoast by his affiliated company against the payable which Westcoast owed him.

         See "Management's Discussion and Analysis of Financial Condition-- Recent Events--Standard Radio/Mandelbaum $1,000,000 Investment and Related Transactions."

SUBLEASE

         Prior to October 2000, we subleased an approximately 1,100 square foot office in New York, New York from Monty Wallis Burris for $3,000 per month.
That sublease was terminated upon termination of Mr. Burris' employment with us.

OPTION GRANTS TO EXECUTIVE OFFICERS AND DIRECTORS

         1998 PLAN. We granted 500,000 of the 1,000,000 options granted under our 1998 Plan to our directors and executive officers as follows:

         NAME                                  POSITION                          OPTIONS
----------------------- ------------------------------------------------------- -----------
Michael Metcalfe        Director                                                200,000
Robert Fuller(1)        Director and Chief Operating Officer                    200,000
Winston V. Barta        Director and Vice President of Business Development     100,000

TOTAL                                                                           500,000

-----------------
(1) Resigned as of November 14, 2000.

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

         1999 PLAN. As of November 9, 2000, 1,944,340 options of the total 3,773,845 options granted under our 1999 Plan were granted to directors and executive officers as follows. Except for Mr. Mandelbaum and Mr. Slaight, all of these options are fully vested. Options for Mr. Mandelbaum vest over one year at 20% per quarter with 20% vesting at the date of grant, and options for Mr. Slaight vest quarterly over three years from the date of grant.

          NAME                                    POSITION                             OPTIONS
------------------------- --------------------------------------------------------- --------------
Jeffrey Mandelbaum        Chairman, President and Chief Executive Officer              350,000
Robert Fuller(1)          Director and Chief Operating Officer                         417,170
L. James Porter           Chief Financial Officer; Secretary and Vice                  200,000
                          President of Finance and Administration
Winston V. Barta          Vice President of Business Development                       250,000
Annie Ho                  Vice President of Human Resources                             60,000



Michael Metcalfe          Director                                                     417,170
Barr Potter               Director                                                     125,000
Gary Slaight              Director                                                     125,000
------------------------- --------------------------------------------------------- --------------
Total                                                                                1,944,340
------------------------- --------------------------------------------------------- --------------

-----------------
(1) Resigned November 14, 2000.

(2) Resigned November 1, 2000.

         Each of these option grants, except those to Mr. Mandelbaum and Mr. Slaight, were granted as of April 23, 1999 at an exercise price of $4.00 per share. The option grant for Mr. Mandelbaum was granted February 24, 2000 at an exercise price of $8.00 per share, and in conjunction with the strategic relationship entered into on December 7, 1999 with Standard Radio Inc., the option grant for Mr. Slaight was granted December 7, 1999 at an exercise price of $5.13 per share. On the dates of grant, our common stock traded at or below the exercise prices of the option grants on the OTC Bulletin Board. Consequently, we are not required to recognize any related compensation expense.

         2000 PLAN. As of November 9, 2000, 1,112,125 options of the total 2,029,543 options granted under our 2000 Plan were granted to directors and executive officers as follows. Options for Mr. McHenry, Mr. Barta, Ms. Ho and Mr. Porter vest over three years with the first vesting date occurring one year from the date of grant. Options for Mr. Potter and Mr. Slaight are fully vested as of the date of grant.

           NAME                                       POSITION                               OPTIONS
--------------------------- ------------------------------------------------------------- --------------
Jeffrey Mandelbaum          Chairman, President and Chief Executive Officer                        0
Robert Fuller(1)            Director and Chief Operating Officer                                   0
L. James Porter             Chief Financial Officer; Secretary and Vice                      248,500
                            President of Finance and Administration
Mike McHenry                Executive Vice President of Sales and Marketing                  375,000
Winston V. Barta            Vice President of Business Development                           224,000
Annie Ho                    Vice President of Human Resources                                164,625
Michael Metcalfe            Director                                                               0
Barr Potter                 Director                                                          50,000
Gary Slaight                Director                                                          50,000
--------------------------- ------------------------------------------------------------- --------------
Total                                                                                      1,112,125
--------------------------- ------------------------------------------------------------- --------------

-----------------
(1) Resigned as of November 14, 2000.

         Initial option grants to Mr. Porter, Mr. Barta, Ms. Ho, Mr. Potter and Mr. Slaight were granted as of April 28, 2000 at an exercise price of $6.375 per share, and the initial option grant for Mr. McHenry was granted October 18, 2000 at an exercise price of $1.50 per share. On November 8, 2000 additional grants to Mr. Porter, Mr. McHenry, Mr. Barta and Ms. Ho were granted at an exercise price of $0.438 per share. On the dates of grant, our common stock traded at or below the exercise prices of the option grants on the Nasdaq National Market. Consequently, we are not required to recognize any related compensation expense.

AGREEMENT WITH BARR POTTER

         In connection with appointing Mr. Potter to our board of directors in May 1999, we entered into an agreement with him in which we agree to (a) appoint him as an independent director on our board for a one-year term, (b) grant him 125,000 stock options under our 1999 Plan, (c) to sublease space to him in any Los Angeles office that we may open in the future, and (d) to obtain Directors and Officers insurance, for which we currently have a policy in effect.

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) REPORTS ON FORM 8-K. GlobalMedia filed the following reports on Form 8-K during the fourth quarter of fiscal 2000:

         - Form 8-K filed in _______ 2000 in connection with our acquisition of assets for online media and streaming solution business from OnRadio.com.

         - Form 8-K filed in May 2000 in connection with sale of our Series B convertible preferred stock and related investment option and warrants to RGC International.

         - Form 8-K filed in February 2000 in connection with change of our certifying accountant, as amended by Form 8-K/A filed in the same month.

(b)      EXHIBITS.


       EXHIBIT
          #                              DESCRIPTION
   ------------ ------------------------------------------------------------
        3.1     Articles of Incorporation of GlobalMedia as filed on April 8,
                1997, with the Secretary of State of the State of Nevada. (1)

        3.2 Articles of Amendment to the Articles of Incorporation of GlobalMedia, authorizing the issuance of preferred stock, as filed on June 30, 1999, with the Secretary of State of the State of Nevada. (8)

        3.3 Certificate of Designation, designating Series A preferred stock, as filed on June 30, 1999, with the Secretary of State of the State of Nevada. (8)

        3.4     Certificate of Designations, Preferences and Rights of Series B
                Convertible Preferred Stock of GlobalMedia.com. (12)

        3.5     Bylaws of GlobalMedia. (1)

        4.1     Form of specimen certificate for common stock. (8)

        4.2     Form of specimen certificate for preferred stock. (18)

        4.3     Registration Rights Agreement, dated May 6, 1999, between
                GlobalMedia and RGC International Investors, LDC. (4)

        4.4     Registration Rights Agreement dated April 28, 2000 between
                GlobalMedia.com and RGC International Investors, LDC. (12)

        4.5 Investor Rights Agreement between GlobalMedia and OnRadio.com, dated June 7, 2000.(13)

        4.6     Private Placement Subscription Agreement dated August 31, 2000 between GlobalMedia and Standard Radio, Inc.(16)

        10.1    1997 Stock Option Plan. (1)

        10.2    1998 Stock Option Plan. (2)

        10.3    1999 Stock Option Plan. (3)

        10.4    2000 Stock Option Plan(15)

        10.5    Offering Sales Agency Agreement, dated April 25, 1997, between
                GlobalMedia and Pacific Rim Investment, Inc. (1)

        10.6 Plan of Reorganization, dated May 20, 1997, between GlobalMedia and Westcoast Wireless Cable, Ltd. (1)

        10.7 Secured Promissory Note, dated November, 1998, from GlobalMedia to Rolling Oaks Enterprises, LLC. (5)

        10.8    Security Agreement, dated November 30, 1998 from GlobalMedia to
                Rolling Oaks Enterprises, LLC. (5)

        10.9    Securities Purchase Agreement dated May 6, 1999, between
                GlobalMedia and RGC International Investors, LDC. (4)

        10.10   Convertible Debenture, dated May 6, 1999, from GlobalMedia to
                RGC International Investors, LDC. (4)

        10.11   Stock Purchase Warrant dated May 6, 1999 from GlobalMedia to RGC
                International Investors, LDC. (4)

        10.12 Streaming Media Services Agreement, dated April 19, 1999, between GlobalMedia and RealNetworks, Inc. (5) (6)

        10.13   Letter Agreement for consulting services from RealNetworks, Inc.
                to GlobalMedia, dated and accepted on April 20, 1999. (7) (6)

        10.14 Letter from RealNetworks, Inc. to GlobalMedia, dated and accepted on June 4, 1999, amending the April 20, 1999 letter agreement. (7) (6)

        10.15   Order Fulfillment Agreement, dated May 15, 1999, between
                GlobalMedia and i.FILL (a division of Valley
                Media, Inc.). (6) (8)

        10.16   Drop Ship Agreement, dated May 14, 1999, between GlobalMedia and
                Baker & Taylor, Inc. (6) (8)

        10.17 Distribution Agreement, dated May 14, 1999, between GlobalMedia and Baker & Taylor, Inc. (6) (8)

        10.18   License Agreement, dated August 7, 1998, between GlobalMedia and
                Muze Inc. (6) (8)

        10.19   Loan Restructure and Subscription Agreement, dated July 26,
                1999, between GlobalMedia and Bennett Metcalfe. (9)



        10.20   Loan Restructure and Subscription Agreement, dated July 26,
                1999, between GlobalMedia and Sandcastle Inn Ltd. (9)

        10.21   Lease between Thomas Downie Holdings Ltd. and GlobalMedia dated
                July 2, 1999 (Vancouver facility).(10)

        10.22   Confidential Term Sheet for Strategic Relationship between
                GlobalMedia and Standard Radio, Inc. dated October 7, 1999. (9))

        10.23   Form of Stock Purchase Warrant, dated May 7, 1999, from
                GlobalMedia to designees of the placement agents in GlobalMedia's convertible debenture offering. (9)

        10.24 Letter agreement with Barr Potter dated May 1, 1999, and amended by letter agreement dated September 13, 1999. (9)

        10.25   Strategic Investment Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc. (11)

        10.26   Co-Marketing and Sale Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc.. (11)

        10.27   Form of Consulting Agreement between Global Media and Individual
                Consultants under the Strategic Investment Agreement dated
                December 7, 1999 between Global Media and Standard Radio, Inc.
                (11)

        10.28   Executive Employment Agreement dated December 17, 1999, between
                Global Media and Jeff Mandelbaum. (12)

        10.29   Streaming Media Services Agreement dated January 19, 2000
                between RealNetworks and Global Media. (12)

        10.30 RealChannels Agreement between Global Media and RealNetworks, dated January 19, 2000. (12)

        10.31 LiveStations Agreement between Global Media and Real Networks, dated November 1, 1999.(12)

        10.32   Securities Purchase Agreement dated April 28, 2000 between
                Global Media and RGC International Investors, LDC.(13)

        10.33 Stock Purchase Warrant dated April 28, 2000 from GlobalMedia.com to RGC International Investors, LDC.(13)

        10.34 Asset Purchase Agreement dated June 6, 2000 between Global Media and OnRadio.com. (14)

        10.35   Software License Agreement dated June 7, 2000 between
                GlobalMedia and OnRadio.com.(14)

        10.36   Lease Agreement dated June 7, 2000 between GlobalMedia and
                OnRadio.com.(14)

        10.37   Transition Services Agreement dated June 7, 2000 between
                GlobalMedia.com and OnRadio.com.(14)

        10.38   Form of Non-competition Agreement.(14)

        10.39 Loan Extension Agreement dated June 26, 2000 between GlobalMedia and RealNetworks, Inc.(15)

        10.40   First Amendment to Streaming Media Services Agreement dated June
                27, 2000 between GlobalMedia and RealNetworks, Inc. (15)

        10.41   Asset Purchase Agreement dated August 3, 2000 between
                GlobalMedia.com and Magnitude Network, Inc.(16)

        10.42   License Agreement dated August 3, 2000 between Magnitude
                Network, Inc. and GlobalMedia.(16)

        10.43   Non-Solicitation Agreement dated August 3, 2000 between Icast
                Corporation and GlobalMedia.(16)

        10.44   Escrow Agreement, dated August 3, 2000, among GloalMedia.com,
                Magnitude Network, Inc., and State Street Bank and Trust
                Company.(16)

        10.45   Common Stock Purchase Warrant, dated August 3, 2000, from Global
                Media to Magnitude Network, Inc.(16)

        10.46   Common Stock Purchase Warrant, dated August 31, 2000, from
                GlobalMedia to Standard Radio, Inc.(17)

        10.47   Share Purchase Agreement, dated August 31, 2000, between Michael
                Metcalfe and Standard Radio, Inc.(17)

        21      List of Subsidiaries. (8)

        27      Financial Data Schedule. (18)

--------------------------

(1) Incorporated by reference to Form 10-SB Registration Statement filed on December 11, 1997.

(2) Incorporated by reference to Form S-8 Registration Statement filed on August 21, 1998.

(3) Incorporated by reference to Form S-8 Registration Statement filed on March 24, 1999.

(4)     Incorporated by reference to Current Report on Form 8-K filed on May 19,
        1999.

(5)     Incorporated by reference to Form 10-QSB filed June 14, 1999.

(6)     Subject to a request for confidential treatment.

(7) Incorporated by reference to Form 10-QSB/A for the quarter ended April 30, 1999, filed on June 30, 1999.

(8) Incorporated by reference to Form SB-2 Registration Statement filed on July 30, 1999.

(9)     Incorporated by reference to Form 10-KSB filed November 1, 1999.

(10) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement filed on July 30, 1999.

(11)    Incorporated by reference to Form 10-QSB filed on December 15, 1999.

(12)    Incorporated by reference to Form 10-QSB filed on March 16, 2000.

(13)    Incorporated by reference to Form 8-K filed May 12, 2000.

(14)    Incorporated by reference to Form 10-QSB filed June 14, 2000.

(15) Incorporated by reference to Form S-3 Registration Statement filed September 11, 2000.

(16)    Incorporated by reference to Form 8-K filed August 18, 2000.

(17) Incorporated by reference to Form S-3 Registration Statement filed September 26, 2000.

(18)    Filed with this Form 10-KSB.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

                                     GLOBALMEDIA.COM

                                     By   /s/  L. James Porter
                                        ----------------------------------------
                                     Name: L. James Porter
                                     Title: Director, Chief Financial Officer,
                                           Secretary and Vice President of
                                           Finance and Administration
                                           (Principal Accounting Officer)

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on November 14, 2000.


SIGNATURE                TITLE
---------                -----
/s/ Jeffrey Mandelbaum   Chairman of the Board, President and Chief Executive
---------------------    Officer (Principal Executive Officer)
Jeffrey Mandelbaum

/s/ Robert Fuller        Director and Chief Operating Officer
---------------------
Robert Fuller

/s/ L. James Porter      Director, Chief Financial Officer, Secretary and Vice
---------------------    President of Finance and Administration
L. James Porter          (Principal Accounting Officer)

/s/ Mike McHenry         Executive Vice President of Sales and Marketing
---------------------
Mike McHenry

/s/ Winston V. Barta     Director, Vice President of Business Development
---------------------
Winston V. Barta

/s/ Annie Ho             Vice President of Human Services
---------------------
Annie Ho

/s/ Michael Metcalfe     Director
---------------------
Michael Metcalfe

/s/ Barr Potter          Director
---------------------
Barr Potter

/s/ Gary Slaight         Director
---------------------
Gary Slaight

                         (Incoming Director as of November 15, 2000)
---------------------
David Coriat

                                INDEX TO EXHIBITS


       EXHIBIT
          #       DESCRIPTION
     ------------ ------------------------------------------------------------

        3.1     Articles of Incorporation of GlobalMedia as filed on April 8,
                1997, with the Secretary of State of the State of Nevada. (1)

        3.2 Articles of Amendment to the Articles of Incorporation of GlobalMedia, authorizing the issuance of preferred stock, as filed on June 30, 1999, with the Secretary of State of the State of Nevada. (8)

        3.3 Certificate of Designation, designating Series A preferred stock, as filed on June 30, 1999, with the Secretary of State of the State of Nevada. (8)

        3.4     Certificate of Designations, Preferences and Rights of Series B
                Convertible Preferred Stock of GlobalMedia.com. (12)

        3.5     Bylaws of GlobalMedia. (1)

        4.1     Form of specimen certificate for common stock. (8)

        4.2     Form of specimen certificate for preferred stock. (18)

        4.3     Registration Rights Agreement, dated May 6, 1999, between
                GlobalMedia and RGC International Investors, LDC. (4)

        4.4     Registration Rights Agreement dated April 28, 2000 between
                GlobalMedia.com and RGC International Investors, LDC. (12)

        4.5 Investor Rights Agreement between GlobalMedia and OnRadio.com, dated June 7, 2000.(13)

        4.6     Private Placement Subscription Agreement dated August 31, 2000 between GlobalMedia and Standard Radio, Inc.(16)

        10.1    1997 Stock Option Plan. (1)

        10.2    1998 Stock Option Plan. (2)

        10.3    1999 Stock Option Plan. (3)

        10.4    2000 Stock Option Plan(15)

        10.5    Offering Sales Agency Agreement, dated April 25, 1997, between
                GlobalMedia and Pacific Rim Investment, Inc. (1)

        10.6 Plan of Reorganization, dated May 20, 1997, between GlobalMedia and Westcoast Wireless Cable, Ltd. (1)

        10.7 Secured Promissory Note, dated November, 1998, from GlobalMedia to Rolling Oaks Enterprises, LLC. (5)

        10.8    Security Agreement, dated November 30, 1998 from GlobalMedia to
                Rolling Oaks Enterprises, LLC. (5)

        10.9    Securities Purchase Agreement dated May 6, 1999, between
                GlobalMedia and RGC International Investors, LDC. (4)

        10.10   Convertible Debenture, dated May 6, 1999, from GlobalMedia to
                RGC International Investors, LDC. (4)

        10.11   Stock Purchase Warrant dated May 6, 1999 from GlobalMedia to RGC
                International Investors, LDC. (4)

        10.12 Streaming Media Services Agreement, dated April 19, 1999, between GlobalMedia and RealNetworks, Inc. (5) (6)

        10.13   Letter Agreement for consulting services from RealNetworks, Inc.
                to GlobalMedia, dated and accepted on April 20, 1999. (7) (6)

        10.14 Letter from RealNetworks, Inc. to GlobalMedia, dated and accepted on June 4, 1999, amending the April 20, 1999 letter agreement. (7) (6)

        10.15   Order Fulfillment Agreement, dated May 15, 1999, between
                GlobalMedia and i.FILL (a division of Valley Media, Inc.). (6)
                (8)

        10.16   Drop Ship Agreement, dated May 14, 1999, between GlobalMedia and
                Baker & Taylor, Inc. (6) (8)

        10.17 Distribution Agreement, dated May 14, 1999, between GlobalMedia and Baker & Taylor, Inc. (6) (8)


        10.18   License Agreement, dated August 7, 1998, between GlobalMedia and
                Muze Inc. (6) (8)

        10.19   Loan Restructure and Subscription Agreement, dated July 26,
                1999, between GlobalMedia and Bennett Metcalfe. (9)

        10.20   Loan Restructure and Subscription Agreement, dated July 26,
                1999, between GlobalMedia and Sandcastle Inn Ltd. (9)

        10.21   Lease between Thomas Downie Holdings Ltd. and GlobalMedia dated
                July 2, 1999 (Vancouver facility).(10)



        10.22   Confidential Term Sheet for Strategic Relationship between
                GlobalMedia and Standard Radio, Inc. dated October 7, 1999. (9))

        10.23   Form of Stock Purchase Warrant, dated May 7, 1999, from
                GlobalMedia to designees of the placement agents in GlobalMedia's convertible debenture offering. (9)

        10.24 Letter agreement with Barr Potter dated May 1, 1999, and amended by letter agreement dated September 13, 1999. (9)

        10.25   Strategic Investment Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc. (11)

        10.26   Co-Marketing and Sale Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc.. (11)

        10.27   Form of Consulting Agreement between Global Media and Individual
                Consultants under the Strategic Investment Agreement dated
                December 7, 1999 between Global Media and Standard Radio, Inc.
                (11)

        10.28   Executive Employment Agreement dated December 17, 1999, between
                Global Media and Jeff Mandelbaum. (12)


        10.29   Streaming Media Services Agreement dated January 19, 2000
                between RealNetworks and Global Media. (12)

        10.30 RealChannels Agreement between Global Media and RealNetworks, dated January 19, 2000. (12)

        10.31 LiveStations Agreement between Global Media and Real Networks, dated November 1, 1999.(12)

        10.32   Securities Purchase Agreement dated April 28, 2000 between
                Global Media and RGC International Investors, LDC.(13)

        10.33 Stock Purchase Warrant dated April 28, 2000 from GlobalMedia.com to RGC International Investors, LDC.(13)

        10.34 Asset Purchase Agreement dated June 6, 2000 between Global Media and OnRadio.com. (14)

        10.35   Software License Agreement dated June 7, 2000 between
                GlobalMedia and OnRadio.com.(14)

        10.36   Lease Agreement dated June 7, 2000 between GlobalMedia and
                OnRadio.com.(14)

        10.37   Transition Services Agreement dated June 7, 2000 between
                GlobalMedia.com and OnRadio.com.(14)

        10.38   Form of Non-competition Agreement.(14)

        10.39 Loan Extension Agreement dated June 26, 2000 between GlobalMedia and RealNetworks, Inc.(15)

        10.40   First Amendment to Streaming Media Services Agreement dated June
                27, 2000 between GlobalMedia and RealNetworks, Inc. (15)

        10.41   Asset Purchase Agreement dated August 3, 2000 between
                GlobalMedia.com and Magnitude Network, Inc.(16)

        10.42   License Agreement dated August 3, 2000 between Magnitude
                Network, Inc. and GlobalMedia.(16)

        10.43   Non-Solicitation Agreement dated August 3, 2000 between Icast
                Corporation and GlobalMedia.(16)

        10.44   Escrow Agreement dated August 3, 2000 among GloalMedia.com,
                Magnitude Network, Inc., and State Street Bank and Trust
                Company.(16)

        10.45   Common Stock Purchase Warrant dated August 3, 2000 from Global
                Media to Magnitude Network, Inc.(16)

        10.46   Common Stock Purchase Warrant dated August 31, 2000 from
                GlobalMedia to Standard Radio, Inc.(17)

        10.47   Share Purchase Agreement, dated August 31, 2000 between Michael
                Metcalfe and Standard Radio, Inc.(17)

        21      List of Subsidiaries. (8)

        27      Financial Data Schedule. (18)
--------------------------

(1) Incorporated by reference to Form 10-SB Registration Statement filed on December 11, 1997.

(2) Incorporated by reference to Form S-8 Registration Statement filed on August 21, 1998.

(3) Incorporated by reference to Form S-8 Registration Statement filed on March 24, 1999.

(4)     Incorporated by reference to Current Report on Form 8-K filed on May 19,
        1999.

(5)     Incorporated by reference to Form 10-QSB filed June 14, 1999.

(6)     Subject to a request for confidential treatment.

(7) Incorporated by reference to Form 10-QSB/A for the quarter ended April 30, 1999, filed on June 30, 1999.

(8) Incorporated by reference to Form SB-2 Registration Statement filed on July 30, 1999.

(9)     Incorporated by reference to Form 10-KSB filed November 1, 1999.

(10) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement filed on July 30, 1999.

(11)    Incorporated by reference to Form 10-QSB filed on December 15, 1999.

(12)    Incorporated by reference to Form 10-QSB filed on March 16, 2000.

(13)    Incorporated by reference to Form 8-K filed May 12, 2000.

(14)    Incorporated by reference to Form 10-QSB filed June 14, 2000.

(15) Incorporated by reference to Form S-3 Registration Statement filed September 11, 2000.

(16)    Incorporated by reference to Form 8-K filed August 18, 2000.

(17) Incorporated by reference to Form S-3 Registration Statement filed September 26, 2000.

(18)    Filed with this Form 10-KSB.