Form 10KSB/A
period 2000-07-31
GLOBALMEDIA COM
filed 2000-12-14
CIK 1037628

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

State the aggregate market value of the voting common equity held by non-affiliates based on the closing sales price for the issuer's common stock on the Nasdaq National Market as of November 30, 2000: $1,755,062

State the number of shares outstanding of the issuer's common stock, as of November 30, 2000: 37,149,808

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

         Our business and results of operations will depend in large part on the success of our network associate program. As of November 30, 2000, we had 128 network associate agreements in place representing 78 unique broadcasters and 201 e-commerce stores. We have also recently acquired (a) streaming contracts for 78 radio stations and Web services contracts for an additional 144 radio stations from OnRadio.com, and (b) streaming and Web services contracts for an additional 112 stations from Magnitude Networks.

         The OnRadio and Magnitude contracts represent the opportunity to increase our market share by converting the customers under those contracts to our e-commerce and broadcast solution. These acquired contracts have remaining terms that range from 5 to 48 months. However, there is no guarantee that these customers will sign up with us when their current contracts expire. As of November 30, 2000, we have signed new contracts with seven of the OnRadio stations and 35 of the Magnitude stations, and are in the process of transitioning them to our platform. Not all of the remaining OnRadio and Magnitude contracts will successfully transition into our network associate program. To date the conversion of these contracts has been going slowly and we may need to commit significant resources to that effort in order to realize our investment in them.

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

MARKETING AND PROMOTION

         We believe that successful implementation of our network associate program will depend on our ability to establish an aggressive and effective internal sales organization. As of November 30, 2000, our internal sales team had 19 members. We may need to increase this sales force in the future in order to execute our business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition for employees and the length of time for new sales employees to become productive.

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

         On November 14, 2000, Standard Radio and two of its executives invested an additional $500,000 into us. SEE "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Recent Events--Standard/Mandelbaum $1 Million Investment and Related Transactions."

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

EMPLOYEES

         As of November 30, 2000, we employed approximately 72 full-time employees. We also engage independent contractors from time to time for Web site development and to provide content such as editorials. None of our employees is represented by a labor union, and we consider our employee relations to be good.

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

         While not expected to have a material adverse effect on us, on October 23, 2000, Monte Wall Burris, our former Vice President of Corporate Affairs, filed a lawsuit against us and our president, Jeffrey Mandlebaum, with the Supreme Court of British Columbia (S.C.B.C. Action No. S005654). In his complaint, Mr. Burris seeks unspecified compensatory and punitive damages for wrongful dismissal allegedly resulting from our termination of his employment on October 2, 2000, and for alleged intentional interference with his employment contract. We believe that Mr. Burris' allegations and claims are wholly without merit and intend to vigorously defend against this lawsuit.

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

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

MARKET INFORMATION, SHAREHOLDERS AND DIVIDENDS

MARKET INFORMATION

         Our common stock has been traded on the OTC Bulletin Board, and more recently on the Nasdaq National Market System under the trading symbol "GLMC" since August 24, 1998. Prior to that date, our common stock was not traded in the public market. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the OTC Bulletin Board and Nasdaq National Market System. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On November 30, 2000, the closing price for our common stock on the Nasdaq National Market System was $0.15625 per share.


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

SHAREHOLDERS

         As of November 30, 2000, there were 62 holders of record of 37,149,808 shares of our common stock, and one holder of 3,590 shares of our Series A preferred stock and 5,000 shares of our Series B preferred stock.

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

STOCK OPTION PLANS

         The Company has four stock option plans: the 1997 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan. As of November 30, 2000 the Company had a total of 5,572,040 stock options outstanding under two of these plans: 3,489,420 options under the 1999 Stock Option Plan and 2,082,620 options under the 2000 Stock Option Plan. The plans are administered by the Board of Directors who have sole discretion and authority to determine awards including the conditions of exercise.

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

         The 1999 plan became effective on March 24, 1999 and provided for the issuance of 4,000,000 options within a period of 10 years from the effective date. In fiscal 2000, the Company granted 285,000 options at an exercise price of $5.13, 8,000 options at an exercise price of $6.06, 348,060 options at an exercise price of $6.25, 1,200 options at an exercise price of $6.63 and 454,750 options at an exercise price of $8.00. Of the 3,725,545 total options granted, 2,071,910 options vested immediately upon grant and 1,653,635 vested on a quarterly basis over one year. During fiscal year 2000, 238,125 options under the 1999 plan were exercised and 155,900 were cancelled. The options expire five years from the date of grant.

         The 2000 plan became effective on April 28, 2000 and provided for the issuance of 4,000,000 options within a period of two years from the effective date. During fiscal year 2000, the Company granted 1,168,540 options at an exercise price of $6.375, 30,000 options at an exercise price of $5.00, 30,000 options at an exercise price of $4.40, 64,000 options at an exercise price of $3.69 and 23,000 options at an exercise price of $2.719. Of the 2,082,620 options granted, 166,300 options vested immediately upon grant and the balance vest over three years, with the first vesting period being one year after the date of grant. In the second and third years, the vesting dates occur on a quarterly basis. None of the options granted under the 2000 plan were exercised during fiscal 2000 and 64,315 options were cancelled.

         Activity in the stock option plans for the fiscal year ending July 31, 2000 is as follows:

                                                                WEIGHED AVERAGE
                                             OPTION (#)          EXERCISE PRICE

--------------------------------------- --------------------- ------------------
Outstanding, beginning of period             3,257,000              $3.81
Granted                                      2,191,390              $7.01
Exercised                                     (377,525)             $3.50
--------------------------------------- --------------------- ------------------
Outstanding, end of period                   5,070,865              $5.03
--------------------------------------- --------------------- ------------------
Options exercisable, end of period           3,433,507              $4.51
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

         GOING CONCERN QUALIFICATION. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through December 2000. We will therefore need to raise additional capital to meet our current obligations and operating needs by that time. There is no assurance that additional financing will be available on terms favorable to us or at all. As a result, the report of our auditors for our fiscal 2000 financial statements is qualified on the basis that there is substantial doubt about our ability to continue as a going concern.

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

INVESTMENT


         STANDARD RADIO/JEFF MANDELBAUM INVESTMENT. As of November 14, 2000, the Company has entered into definitive share purchase agreements for US$1 million in new investments from Standard Radio Inc., Gary Slaight, David Coriat and Lama Jama Investments LLC (Jeffrey Mandelbaum's investment entity) (the "Investors"). These agreements call for the Company to issue 2,285,714 common shares to the Investors. In connection with closing of this new investment, effective as of November 15, 2000, the following other agreements were entered into:

- The Company and the Investors entered into a Registration Rights Agreement in which the Company agrees to register for resale the newly-issued shares and all other shares of the Company stock held by the Investors and Mr. Mandelbaum that are not otherwise registered.

- The Company and Standard Radio entered into an amendment of the existing Private Placement Subscription Agreement between them, dated September 6, 2000, which repriced the shares sold under that agreement $0.4375 per share, causing the issuance of an additional 4,325,398 shares to Standard Radio.

- The Company agreed to exchange the common stock purchase warrant, dated September 6, 2000, held by Standard Radio for an Amended Common Stock Purchase Warrant which reduces the exercise price from $1.80 to $0.4375 per share.

-        Mr. Metcalfe agreed to sell to Standard Radio, Mr. Slaight and Mr.
         Coriat an aggregate of 500,000 shares of Common Stock held by him, at $0.02 per share.

- The Company agreed to grant Mr. Mandelbaum options to purchase 200,000 shares of common stock in exchange for his continued service as Chairman of the Board.

- The Company, Mr. Mandelbaum and Mr. Metcalfe amended Mr. Mandelbaum's Executive Agreement to accelerate Mr. Metcalfe's sale of an additional 500,000 shares of Common Stock held by Mr. Metcalfe to Mr. Madelbaum, at $0.02 per share. Mr. Mandelbaum and Mr. Metcalfe entered into a Share Purchase Agreement effecting that sale.

- The Company and the Investors entered into a 180-day lock-up agreement with regard to all shares held by the Investors.


- Mr. Barta, Mr. Porter and Mr. Fuller resigned from the board as of the closing date and the board appointed Mr. Coriat to fill one of the vacancies.

         The Company initially agreed to grant fully vested option to purchase 228,572 shares of common stock to Mr. Porter, in exchange for which Mr. Porter agreed (a) to exercise that option by November 17, 2000 for an aggregate exercise price of $100,000.25, and (b) that one-half of the shares issued would be held in escrow for 90 days after the closing date. This part of the financing transaction was subsequently waived by the Company and the Investors. As a result, these options were not granted to Mr. Porter, and he did not make the corresponding investment.

         ROSE GLEN MODIFICATION AGREEMENT. In connection with this current financing, Rose Glen Capital Management, L.P. and RGC General Partner Corp. on behalf of RGC International Investors, LDC ("Rose Glen") have agreed in principal to certain concessions in regard to Rose Glen's existing preferred share position in the Company, which will be effective upon execution of a Modification Agreement between the Company and Rose Glen, as follows:

- All of RGC's existing investment options and warrants to purchase Company common stock will be cancelled.

- RGC will convert sufficient of the Company's Series A preferred shares held by RGC so that RGC holds 4.99% of the Company's outstanding common shares.

- RGC will agree to modify the conversion price of its remaining Series A and Series B preferred shares such that 75% of its remaining preferred shares will be convertible at a fixed price of $0.4373 per share and only 25% will be convertible upon the original formula price, but will be subject to a $0.4375 per share conversion floor price.

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

         We paid OnRadio.com $500,000 in cash and 1,697,619 shares of our common stock, totaling $9 million in consideration. Of the shares, 450,000 shares of which are being held in escrow until June 6, 2001, against any purchase price adjustment or indemnification obligations of OnRadio.com. We also agreed to pay OnRadio.com additional stock consideration worth up to $3,000,000, payable in stock at the $5.00 per share closing price, if we conclude customer contracts with certain identified sales prospects of OnRadio.com, which OnRadio.com has agreed to transition over to us.

         In connection with this transaction, the Company entered into certain other agreements with OnRadio, including agreements relating to transitional services, licensing of certain OnRadio software, and the lease of certain computer equipment. Under the transitional service agreement, OnRadio has agreed to provide certain services over defined periods to assist us in transitioning the acquired customers to our solutions. We also licensed, on a cost free basis, certain proprietary OnRadio software and lease, for a nominal cost, certain computer equipment necessary to provide certain ongoing services to acquired customers during the transition process. On November 17, 2000 the SEC declared effective our Form S-3 Registration Statement covering resale of the shares issued to OnRadio.com in this transaction. OnRadio agreed that its sales of our shares pursuant to this registration statement would not exceed certain volume limitations defined by reference to SEC Rule 144.

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

         The contracts acquired by us from Magnitude have terms ranging from 5 to 48 months during which time the customers of Magnitude will have the opportunity to convert to our network broadcast program. The Company will need to amortize the acquisition cost of these contracts over their term. Most of these costs will need to be amortized over fiscal 2001.

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

FUTURE CAPITAL REQUIREMENTS

         We expect to incur net losses and negative cash flow at least until the first quarter of fiscal 2002. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through December 31, 2000. We will therefore need to raise additional capital to meet our current obligations and operating needs by that time. There is no assurance that additional financing will be available on terms favorable to us or at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR THE NEAR FUTURE.

         Since our inception, we have incurred significant losses, including losses from our discontinued operations. Since the third quarter of fiscal 1999, these losses have resulted primarily from costs related to developing our broadcasting and e-commerce solutions, developing or acquiring technologies to be used in our business, and general corporate overhead. We have generated minimal revenues from our new operations. We expect to continue incurring net losses and negative operating cash flow through the first quarter of fiscal 2002, as we plan to invest in:

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

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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

/s/ Arthur Andersen
Vancouver, British Columbia
September 29, 2000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 27, 2000, we dismissed Ernst & Young LLP, Chartered Accountants, as our independent accountants, and engaged Arthur Anderson LLP, Chartered Accountants, as our new independent accountants. The decision to change independent accountants was approved by our Board of Directors on January 27, 2000. No consultation regarding accounting policy or procedures with new auditors occurred prior to their engagement.

         In connection with Ernst & Young LLP's audit for the fiscal year for the period from August 1, 1998 to July 31, 1999, and with the subsequent interim period through January 27, 2000:

         (a) the reports of Ernst & Young LLP did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles; and

         (b) there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the subject matter of the disagreement in with their reports.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Our current directors, executive officers and other key employees, and their ages, as of November 30, 2000 are as follows:


NAME                                  AGE                                  POSITION
----                                  ---                                  --------
Jeffrey Mandelbaum                     40     Chairman of the Board and Chief Executive Officer
Barr Potter (1)(2)                     51     Director, President and Chief Operating Officer
Mike McHenry                           43     Executive Vice President of Sales and Marketing
Winston V. Barta                       29     Vice President Business Development
Annie Ho                               30     Vice President of Human Resources
Michael Metcalfe                       44     Director
Gary Slaight (1)(2)                    49     Director
Davide Coriat (1)(2)                   50     Director
---------------------

(1) Compensation committee member
(2) Audit committee member

         JEFFREY MANDELBAUM. Mr. Mandelbaum became our Chairman of the Board in October 2000, and has been our Chief Executive Officer since May 2000, a director since February 2000 and was President from February 2000 through November 15, 2000. Mr. Mandelbaum joined us from RealNetworks, Inc., where he was Vice President of Media Systems Sales. Before joining RealNetworks in
April 1998, Mr. Mandelbaum was Vice President of Worldwide Sales at Commerce One, a global leader in business-to-business electronic procurement systems. Prior to Commerce One, Mr. Mandelbaum held a number of positions at Sybase, most recently as CEO and President of Sybase Financial Services, Inc. Mr. Mandelbaum is a graduate of the Executive Program in Business Administration from the Columbia University Graduate School of Business.

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

         WINSTON V. BARTA. Mr. Barta has been our Vice President of Business Development since September 1997 and was a director from September 1997 until November 15, 2000 and was Secretary from September 1997 until August 1999. Previously, Mr. Barta was a vice president of marketing for Starnet Communications International, Inc., a publicly traded Internet company located in Vancouver, B.C., from July 1996 to July 1997, and a senior account executive at Motion Works Group, a publicly traded consumer software developer company located in Vancouver, B.C., from June 1995 to April 1996. Mr. Barta has a bachelor of commerce degree in marketing from Concordia University in Montreal and an MBA in marketing from Simon Fraser University in Vancouver, B.C. (See footnote (3) to the above table.)

         ANNIE HO. Ms. Ho has been our Director of Human Resources since April 1999 and Vice President of Human Resources since November 2000. Previously, Ms. Ho was employed by R.A. Malatest & Associates Ltd. (September 1993 to March 1999), an economic and market research consulting firm, as Manager, Research Services, located in Victoria, B.C. Ms. Ho has a Masters of Arts in Organizational Leadership and Training from Royal Roads University in Victoria, B.C., and a Bachelor of Arts in Economics from the University of Victoria.

         MICHAEL METCALFE. Mr. Metcalfe founded GlobalMedia.com and held the position of Chairman of the Board from our formation in April 1997 until October 2000 and the position of President from April 1997 until February 2000. He previously held the same positions with Westcoast Wireless Cable Ltd. since May 1994. Mr. Metcalfe was director of sales and marketing for Starscan Communications International, Inc., a marketer of satellite equipment and television programming located in Vancouver, B.C., from October 1991 to April 1994; and executive director of production for North American Pictures, Inc., a film production company, located in Vancouver, B.C., from January 1985 through June 1991.

         BARR POTTER. Mr. Potter has been a director of GlobalMedia since May 1999 and became President and Chief Operating Officer on November 15, 2000. Mr. Potter has been serving as the president and chief operating officer of My Own Channel, Inc., a company engaged in video-on-demand business, since February 2000. Prior to February 2000, he served as chairman and chief executive officer of Tripod Entertainment, Inc., a feature films production and distribution company located in Los Angeles, California. From April 1994 through March 1999, Mr. Potter was the chairman and chief executive officer of Largo Entertainment, Inc., a feature films production and distribution company located in Los Angeles, California and a subsidiary of JVC Entertainment, Inc. Mr. Potter earned a bachelor of arts degree in economics from Yale University and a juris doctor degree from Columbia University School of Law.

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

         DAVID CORIAT. Mr. Coriat has been a director since November 15, 2000. Since 1988, Mr. Coriat has served as a director, executive vice president, chief financial officer and corporate secretary of Standard Broadcasting Corporation Ltd. and as a director of Standard Radio Inc. Since 1991, Mr. Coriat has also served as a director of Command Post & Transfer Corporation and since September 2000, a director of Iceberg Media.com Inc. Mr. Coriat has been a Canadian Chartered Accountant since 1976 and earned a bachelor of commerce degree from the University of Toronto in 1974.

BOARD OF DIRECTORS

         Under our articles of incorporation and bylaws, our directors hold office until the next annual meeting of our stockholders and until their successors have been elected and duly qualified, and the board of directors appoint our executive officers at the first board of directors' meeting after each annual meeting of stockholders. Executive officers hold office at the pleasure of the board of directors. Mr. Metcalfe was appointed a director upon formation of GlobalMedia and each of Mr. Potter, Mr. Slaight, Mr. Coriat and Mr. Mandelbaum was appointed by the board of directors to fill a vacancy created by an increase in the authorized number of directors approved by the board of directors. The Company agreed to nominate Mr. Slaight for election to the Board of Directors pursuant to its December 1999 agreement with Standard Radio Inc., and to nominate Mr. Coriat pursuant to the November 2000 agreement with Standard Radio. As long as Standard owns sufficient shares, the Company will nominate Mr. Slaight and Mr. Coriat or other mutually acceptable candidate each time the Board of Directors is elected.

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

COMMITTEES;  MEETINGS OF THE BOARD

         We have a Compensation Committee and an Audit Committee, which were formed in 1999. Messrs. Slaight, Coriat and Potter currently comprise the Compensation Committee and the Audit Committee. The Compensation Committee recommends to the Board the compensation of executive officers and serves as the Administrative Committee for our Stock Option Plans. The Audit Committee serves as a liaison between the Board and our auditor. The Compensation Committee met three times, and the Audit Committee met four times, during the fiscal year ended July 31, 2000.

         The Board of Directors held five meetings during the fiscal year ended July 31, 2000, at which time all the directors were present or consented in writing to the actions taken at such meetings. No incumbent director attended fewer than 75% of the meetings, except Mr. Slaight who attended 60% of the meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3, 4 and 5, and any amendments, furnished to us pursuant to Rule 16a-3(e) during fiscal 1999, and on written representations of those persons who were officers, directors, and principal shareholders at any time during fiscal 2000 ("Reporting Persons"), we believe that the following Reporting Persons were delinquent in satisfying their filing requirements under Section 16(a) of the Exchange Act:

                                                NUMBER OF TRANSACTIONS
                                                ----------------------
NAME OF REPORTING PERSON                REPORTED LATE              FAILED TO REPORT
------------------------                -------------              -------------------
Winston Barta                                 1
Robert Fuller                                 1
Jack MacDonald(1)                             1
Jeffrey Mandelbaum                            1
Michael  Metcalfe                             7
Barr Potter                                   2
James Porter (1)(2)                           1
Monte Walls Burris (2)                        2                              1

-------------------
(1) Resigned from the Board of Directors in November, 2000.

(2) Mr. Burris ceased being an officer on October 2, 2000, and Mr. Porter ceased being a director and officer in November 2000.

ITEM 10:  EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our President, Chief Executive Officer and Chief Operating Officer during the fiscal year ended July 31, 2000 (collectively, the "Named Executives"):

                                                                                            LONG-TERM
                                                                 ANNUAL COMPENSATION       COMPENSATION
                                                                                         -----------------
                                                                                            UNDERLYING       ALL OTHER
                                                                 SALARY        BONUS        SECURITIES     COMPENSATION
                                                                                         -----------------
NAME AND  PRINCIPAL POSITION                                       ($)          ($)        OPTIONS (#)          ($)
-------------------------------------------------------------- ------------ ------------ ----------------- --------------
Robert Fuller, Chief Executive Officer until April 2000        81,444               0                0             0

Jeff Mandelbaum, Chief Executive Officer since April 2000     150,000               0          350,000             0


OPTION GRANTS, OPTION EXERCISES AND OPTION VALUES

         The following table sets forth information on stock options or other similar rights granted to the Named Executives during fiscal 2000:

                            # OF SECURITIES         % OF TOTAL OPTIONS GRANTED TO   EXERCISE OR BASE
         NAME          UNDERLYING OPTIONS GRANTED      EMPLOYEES IN FISCAL YEAR       PRICE ($/SHARE)  EXPIRATION DATE
----------------------- ------------------------ ------------------------------- --------------------- ---------------
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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning exercise of stock options during the last fiscal year by each Named Executive and the value of unexercised options at the end of fiscal 2000:

                                                              NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS
                                                                   FY-END (#)                      AT FY-END ($)
                                                       ------------------------------------ ----------------------------
                      SHARES ACQUIRED       VALUE        EXERCISABLE       UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
        NAME          ON EXERCISE (#)     REALIZED
--------------------- ----------------- -------------- ----------------- ------------------ ------------- --------------
  Robert Fuller                 0             $0            417,170 (1)             0               $0           $0
  Jeff Mandelbaum          70,000             $0            140,000           140,000               $0           $0

---------------
(1) In February, 2000, Mr. Fuller surrendered options to acquire 82,830 shares of common stock previously granted to him under the 1999 Stock Option Plan. Mr. Fuller surrendered the options to provide additional capacity under the 1999 Stock Option Plan so that the Company could meet is stock option commitments to Mr. Mandelbaum under its employment agreement with Mr. Mandelbaum described below.

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

         In addition, as part of his joining the Company, Mr. Mandelbaum acquired 500,000 shares of common stock from Michael Metcalfe for nominal consideration and has a right to acquire a second 500,000 shares from Mr. Metcalfe for nominal consideration upon the first year anniversary of his employment agreement. These shares are subject to a lock-up period of one year from their respective purchase dates, and a right of repurchase if the Company terminates Mr. Mandelbaum for cause or he terminates his employment voluntarily during the one year lock-up period. According to the written agreement between Mr. Mandelbaum and the Company, the shares are be held in escrow during the lock-up period, but the parties subsequently agreed to waive the escrow requirement, and to accelerate Mr. Mandelbaum's right to purchase the second 500,000 shares. SEE "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events--Standard Radio/Mandelbaum $1 Million Investment and Related Transactions."

BENEFIT PLANS

         We have four stock option plans which provide for the grant of options to purchase shares of our common stock to executives, directors, employees, consultants or advisors. The plans are summarized as follows as of November 30, 2000:

                                    EFFECTIVE DATE        SHARES         OPTIONS        AVAILABLE         OPTIONS
           PLAN NAME                                     RESERVED        ISSUED          SHARES          EXERCISED
--------------------------------- ------------------- --------------- -------------- ---------------- ----------------
1997 Directors and Officers       April 8, 1997          500,000              0            500,000             0
Stock Option Plan
1998 Directors and Officers       August 21, 1998      1,000,000      1,000,000                  0       925,000
Stock Option Plan
1999 Stock Option Plan            March 24, 1999       4,000,000      3,725,545            274,455       241,125
2000 Stock Option Plan            April 18, 2000       4,000,000      2,082,620          1,917,380             0

         Each of the plans expires ten years from its effective date. The plans are administered by the board of directors who have sole discretion and authority to determine individuals eligible for awards. The conditions of exercise of each grant are determined individually by the board at the time of the grant. We intend to cancel the 1997 stock option plan in the near future.

         We have registered the options and shares of common stock issuable under the 1998 and 1999 stock option plans on Form S-8 registration statements, and intend to register the 2000 stock option plan on Form S-8 in the near future. The options granted under our 1998 stock option plan had an exercise price of $.50 per share. All of these options were fully exercisable from the date of grant. The options granted under our 1999 stock option plan have exercise prices ranging from $4.00 to $8.00 per share. The options granted under our 2000 Stock Option Plan have an exercise prices ranging from $0.438 to $6.375 per share. As of November 30, 2000, 1,914,743 of these options are subject to vesting requirements, and 166,300 are fully exercisable.

KEY MAN INSURANCE

We do not currently have any key man insurance and have no plans to purchase such insurance in the near future.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of November 30, 2000 (a) the number of shares of common stock owned by the persons known to the Company as beneficially owning more than five percent (5%) of the outstanding shares of the Company, (b) the number of shares owned by our directors and officers and
(c) the number of shares owned by those directors and executive officers as a group.


        NAME AND ADDRESS OF                AMOUNT AND NATURE OF         PERCENT OF
        BENEFICIAL OWNER(1)                BENEFICIAL OWNER (2)          CLASS (2)
------------------------------------- ------------------------------ ----------------
Winston V. Barta                                  298,000 (3)               *

Jeffery Mandelbaum                              2,422,857 (4)               6.5%

Mike McHenry                                            0 (5)               *

Annie Ho                                           60,000 (6)               *

Michael Metcalfe                               11,197,170 (7)              29.8%

Barr Potter                                       375,000 (8)               *

Gary Slaight                                      616,962 (9)               1.7%

David Coriat                                      585,714 (15)              1.5%

--------------------------------------------------------------------------------

All Officers and Directors as a                15,555,703 (10)             40.9%
Group (8 persons shown above)

Rose Glen Investments, LDC                    145,101,122 (11)             76.6%
3 Bala Plaza East, Suite 200
251 South Asaphs Road
Bala Cynwyd, PA  19004

Standard Radio Inc.                             8,402,476 (12)             22.4%
Suite 1100,
2 Saint Claire Ave. W.
Toronto, ON M4V 1L6

Magnitude Network, Inc.                         4,082,429 (13)             10.4%
Suite 202
1525 W. Homer Street, Suite 202
Chicago, IL 60622

Robert Fuller                                   2,005,170 (14)              5.3%
4737 Vista View Crescent
Nanaimo, B.C.
V9V INB
----------------------------


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

(4) Includes currently exercisable options to purchase 210,000 shares of common stock held by Mr. Mandelbaum.

(5) Does not include unvested options to purchase 250,000 shares of common stock owned by Mr. McHenry.

(6) Includes currently exercisable options to purchase 60,000 shares of common stock held by Ms. Ho.

(7) Includes currently exercisable options to purchase 417,170 shares of common stock held by Mr. Metcalfe.

(8) Includes currently exercisable options to purchase 365,000 shares of common stock held by Mr. Potter.

(9) Includes currently exercisable options to purchase 81,248 shares of common stock held by Mr. Slaight. Mr. Slaight disclaims beneficial ownership in the shares and warrants held by Standard Radio, Inc. of which Mr. Slaight is President.

(10) Includes currently exercisable options to purchase 1,183,418 shares of common stock.

(11) Consists of preferred stock and warrants and options held by Rose Glen which are currently convertible or exercisable into the common stock.

(12) Includes warrants to purchase 277,778 shares of common stock held by Standard Radio, Inc.

(13) Includes warrants to purchase 2,000,000 shares of common stock held by Magnitude Network, Inc.

(14) Includes currently exercisable options to purchase 417,170 shares of common stock held by Mr. Fuller.

(15) Includes currently exercisable options to purchase 50,000 shares of common stock held by Mr. Coriat.
                                       64

         Mr. Metcalfe is a controlling shareholder, and as such, is able to substantially influence all matters requiring approval by our stockholders, including the election of directors, amendments to our articles of incorporation, and mergers or other business combination transactions. Mr. Metcalfe's substantial equity stake could also make us a much less attractive acquisition candidate to potential acquirers, because Mr. Metcalfe alone could have sufficient votes to prevent the approval or the tax-free treatment of an acquisition.

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

         Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events--Standard Radio/Mandelbaum $1,000,000 Investment and Related Transactions, and--Management--Employment Agreements."

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

SUBLEASE

         Prior to October 2000, we subleased an approximately 1,100 square foot office in New York, New York from Monty Wallis Burris, a former executive officer, for $3,000 per month. That sublease was terminated upon termination of Mr. Burris' employment with us.

OPTION GRANTS TO EXECUTIVE OFFICERS AND DIRECTORS

         1998 PLAN. We granted 300,000 of the 1,000,000 options granted under our 1998 Plan to our directors and executive officers as follows:

         NAME                                  POSITION                          OPTIONS
----------------------- ------------------------------------------------------- -----------
Michael Metcalfe        Director                                                200,000
Winston V. Barta        Vice President of Business Development                  100,000

TOTAL                                                                           300,000


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

         1999 PLAN. As of November 30, 2000, 1,327,170 options of the total 3,725,545 options granted under our 1999 Plan were granted to directors and executive officers as follows. Except for Mr. Mandelbaum and Mr. Slaight, all of these options are fully vested. Options for Mr. Mandelbaum vest over one year at 20% per quarter with 20% vesting at the date of grant, and options for Mr. Slaight vest quarterly over three years from the date of grant.

          NAME                                    POSITION                             OPTIONS
------------------------- --------------------------------------------------------- --------------
Jeffrey Mandelbaum        Chairman and Chief Executive Officer                         350,000
Winston V. Barta          Vice President of Business Development                       250,000
Annie Ho                  Vice President of Human Resources                             60,000



Michael Metcalfe          Director                                                     417,170
Barr Potter               Director, President and Chief Operating Officer              125,000
Gary Slaight              Director                                                     125,000
------------------------- --------------------------------------------------------- --------------
Total                                                                                1,327,170
------------------------- --------------------------------------------------------- --------------

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

         2000 PLAN. As of November 30, 2000, 1,413,625 options of the total 2,332,620 options granted under our 2000 Plan were granted to directors and executive officers as follows. Options for Mr. McHenry, Mr. Barta, Ms. Ho and Mr. Mandelbaum vest over three years with the first vesting date occurring one year from the date of grant. Options for Mr. Coriat and Mr. Slaight, and 50,000 options held by Mr. Potter, are fully vested as of the date of grant.

           NAME                                       POSITION                               OPTIONS
--------------------------- ------------------------------------------------------------- --------------
Jeffrey Mandelbaum          Chairman and Chief Executive Officer                             300,000
Mike McHenry                Executive Vice President of Sales and Marketing                  375,000
Winston V. Barta            Vice President of Business Development                           224,000
Annie Ho                    Vice President of Human Resources                                164,625
Barr Potter                 Director, President and Chief Operating Officer                  250,000
Gary Slaight                Director                                                          50,000
David Coriat                Director                                                          50,000
--------------------------- ------------------------------------------------------------- --------------
Total                                                                                      1,413,625
--------------------------- ------------------------------------------------------------- --------------

         Initial option grants to Mr. Barta, Ms. Ho, Mr. Potter and Mr. Slaight were granted as of April 28, 2000 at an exercise price of $6.375 per share, and the initial option grant for Mr. McHenry was granted October 18, 2000 at an exercise price of $1.50 per share. On November 8, 2000 additional grants to Mr. McHenry, Mr. Barta and Ms. Ho were granted at an exercise price of $0.438 per share. The option grant for Mr. Mandelbaum was granted as of November 14, 2000 at an exercise price of $0.438 per share. On the dates of grant, our common stock traded at or below the exercise prices of the option grants on the Nasdaq National Market. Consequently, we are not required to recognize any related compensation expense. Also see "Footnote 1 to Item 10:
Executive Compensation--Aggregated Option Exercises and Fiscal Year-End Option Values" regarding the cancellation of options granted under this plan to Mr. Metcalf.

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

        10.16   Drop Ship Agreement, dated May 14, 1999, between GlobalMedia and
                Baker & Taylor, Inc. (6) (8)

        10.17 Distribution Agreement, dated May 14, 1999, between GlobalMedia and Baker & Taylor, Inc. (6) (8)

        10.18   License Agreement, dated August 7, 1998, between GlobalMedia and
                Muze Inc. (6) (8)

        10.19   Loan Restructure and Subscription Agreement, dated July 26,
                1999, between GlobalMedia and Bennett Metcalfe. (9)




        10.20   Lease between Thomas Downie Holdings Ltd. and GlobalMedia dated
                July 2, 1999 (Vancouver facility).(10)

        10.21   Form of Stock Purchase Warrant, dated May 7, 1999, from
                GlobalMedia to designees of the placement agents in GlobalMedia's convertible debenture offering. (9)

        10.22 Letter agreement with Barr Potter dated May 1, 1999, and amended by letter agreement dated September 13, 1999. (9)

        10.23   Strategic Investment Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc. (11)

        10.24   Co-Marketing and Sale Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc. (11)

        10.25   Form of Consulting Agreement between Global Media and Individual
                Consultants under the Strategic Investment Agreement dated
                December 7, 1999 between Global Media and Standard Radio, Inc.
                (11)

        10.26   Executive Employment Agreement dated December 17, 1999, between
                Global Media and Jeff Mandelbaum. (12)

        10.27   Streaming Media Services Agreement dated January 19, 2000
                between RealNetworks and Global Media. (12)

        10.28 RealChannels Agreement between Global Media and RealNetworks, dated January 19, 2000. (12)

        10.29 LiveStations Agreement between Global Media and Real Networks, dated November 1, 1999.(12)

        10.30   Securities Purchase Agreement dated April 28, 2000 between
                Global Media and RGC International Investors, LDC.(13)

        10.31 Stock Purchase Warrant dated April 28, 2000 from GlobalMedia.com to RGC International Investors, LDC.(13)

        10.32 Asset Purchase Agreement dated June 6, 2000 between Global Media and OnRadio.com. (14)

        10.33   Software License Agreement dated June 7, 2000 between
                GlobalMedia and OnRadio.com.(14)

        10.34   Lease Agreement dated June 7, 2000 between GlobalMedia and
                OnRadio.com.(14)

        10.35   Transition Services Agreement dated June 7, 2000 between
                GlobalMedia.com and OnRadio.com.(14)

        10.36   Form of Non-competition Agreement.(14)

        10.37 Loan Extension Agreement dated June 26, 2000 between GlobalMedia and RealNetworks, Inc.(15)

        10.38   First Amendment to Streaming Media Services Agreement dated June
                27, 2000 between GlobalMedia and RealNetworks, Inc. (15)

        10.39   Asset Purchase Agreement dated August 3, 2000 between
                GlobalMedia and Magnitude Network, Inc.(16)

        10.40   License Agreement dated August 3, 2000 between Magnitude
                Network, Inc. and GlobalMedia.(16)

        10.41   Non-Solicitation Agreement dated August 3, 2000 between Icast
                Corporation and GlobalMedia.(16)

        10.42   Escrow Agreement, dated August 3, 2000, among GlobalMedia,
                Magnitude Network, Inc., and State Street Bank and Trust
                Company.(16)

        10.43   Common Stock Purchase Warrant, dated August 3, 2000, from Global
                Media to Magnitude Network, Inc.(16)

        10.44   Private Placement Subscription Agreement dated September 7,
                2000, between GlobalMedia and Standard Radio, Inc.(17)

        10.45   Common Stock Purchase Warrant, dated August 31, 2000, from
                GlobalMedia to Standard Radio, Inc.(17)

        10.46   Share Purchase Agreement, dated August 31, 2000, between Michael
                Metcalfe and Standard Radio, Inc.(17)

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

(14)    Incorporated by reference to Form 10-QSB filed June 14, 2000.

(15) Incorporated by reference to Form S-3 Registration Statement filed September 11, 2000.

(16)    Incorporated by reference to Form 8-K filed August 18, 2000.

(17) Incorporated by reference to Form S-3 Registration Statement filed September 26, 2000.

(18)    Incorporated by reference to Form 10-KSB filed November 14, 2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2000.

                                     GLOBALMEDIA.COM

                                     By   /s/  Barr Potter
                                        ----------------------------------------
                                     Name: Barr Potter
                                     Title: President and Chief
                                            Operating Officer

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities indicated on December 13, 2000.


SIGNATURE                TITLE
---------                -----
/s/ Jeffrey Mandelbaum   Chairman of the Board, and Chief Executive
---------------------    Officer (Principal Executive Officer)
Jeffrey Mandelbaum

/s/ Barr Potter          Director, President and Chief Operating Officer
---------------------
Barr Potter

/s/ Dale Bennett         Controller (Principal Accounting Officer)
---------------------
Dale Bennett

/s/ Michael Metcalfe     Director
---------------------
Michael Metcalfe

/s/ Gary Slaight         Director
---------------------
Gary Slaight

                         Director
---------------------
David Coriat

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

        10.16   Drop Ship Agreement, dated May 14, 1999, between GlobalMedia and
                Baker & Taylor, Inc. (6) (8)

        10.17 Distribution Agreement, dated May 14, 1999, between GlobalMedia and Baker & Taylor, Inc. (6) (8)


        10.18   License Agreement, dated August 7, 1998, between GlobalMedia and
                Muze Inc. (6) (8)

        10.19   Loan Restructure and Subscription Agreement, dated July 26,
                1999, between GlobalMedia and Bennett Metcalfe. (9)

        10.20   Lease between Thomas Downie Holdings Ltd. and GlobalMedia dated
                July 2, 1999 (Vancouver facility).(10)



        10.21   Form of Stock Purchase Warrant, dated May 7, 1999, from
                GlobalMedia to designees of the placement agents in GlobalMedia's convertible debenture offering. (9)

        10.22 Letter agreement with Barr Potter dated May 1, 1999, and amended by letter agreement dated September 13, 1999. (9)

        10.23   Strategic Investment Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc. (11)

        10.24   Co-Marketing and Sale Agreement dated December 7, 1999 between
                Global Media and Standard Radio, Inc. (11)

        10.25   Form of Consulting Agreement between Global Media and Individual
                Consultants under the Strategic Investment Agreement dated
                December 7, 1999 between Global Media and Standard Radio, Inc.
                (11)

        10.26   Executive Employment Agreement dated December 17, 1999, between
                Global Media and Jeff Mandelbaum. (12)

        10.27   Streaming Media Services Agreement dated January 19, 2000
                between RealNetworks and Global Media. (12)

        10.28 RealChannels Agreement between Global Media and RealNetworks, dated January 19, 2000. (12)

        10.29 LiveStations Agreement between Global Media and Real Networks, dated November 1, 1999.(12)

        10.30   Securities Purchase Agreement dated April 28, 2000 between
                Global Media and RGC International Investors, LDC.(13)

        10.31 Stock Purchase Warrant dated April 28, 2000 from GlobalMedia to RGC International Investors, LDC.(13)

        10.32 Asset Purchase Agreement dated June 6, 2000 between Global Media and OnRadio.com. (14)

        10.33   Software License Agreement dated June 7, 2000 between
                GlobalMedia and OnRadio.com.(14)

        10.34   Lease Agreement dated June 7, 2000 between GlobalMedia and
                OnRadio.com.(14)

        10.35   Transition Services Agreement dated June 7, 2000 between
                GlobalMedia.com and OnRadio.com.(14)

        10.36   Form of Non-competition Agreement.(14)

        10.37 Loan Extension Agreement dated June 26, 2000 between GlobalMedia and RealNetworks, Inc.(15)

        10.38   First Amendment to Streaming Media Services Agreement dated June
                27, 2000 between GlobalMedia and RealNetworks, Inc. (15)

        10.39   Asset Purchase Agreement dated August 3, 2000 between
                GlobalMedia and Magnitude Network, Inc.(16)

        10.40   License Agreement dated August 3, 2000 between Magnitude
                Network, Inc. and GlobalMedia.(16)

        10.41   Non-Solicitation Agreement dated August 3, 2000 between Icast
                Corporation and GlobalMedia.(16)

        10.42   Escrow Agreement dated August 3, 2000 among GlobalMedia,
                Magnitude Network, Inc., and State Street Bank and Trust
                Company.(16)

        10.43   Common Stock Purchase Warrant dated August 3, 2000 from Global
                Media to Magnitude Network, Inc.(16)

        10.44   Private Placement Subscription Agreement dated September 7,
                2000, between GlobalMedia and Standard Radio, Inc.(17)

        10.45   Common Stock Purchase Warrant dated August 31, 2000 from
                GlobalMedia to Standard Radio, Inc.(17)

        10.46   Share Purchase Agreement, dated August 31, 2000 between Michael
                Metcalfe and Standard Radio, Inc.(17)

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

(18)    Incorporated by reference to Form 10-KSB filed November 14, 2000.