Form 10QSB
period 2000-10-31
GLOBALMEDIA COM
filed 2000-12-15
CIK 1037628

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-23491

GLOBALMEDIA.COM
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1842480 (I.R.S. Employer Identification No.)
400 Robson Street, Vancouver, British Columbia, Canada V6B2B4 (Address of Principal Executive Offices; Zip Code)
Registrant's telephone number, including area code: (604) 688-9994

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / /  No / /

Applicable only to corporate issuers:

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 14, 2000, there were 37,149,808 shares outstanding of the Company's common stock.

ITEM 1. FINANCIAL STATEMENTS

GLOBALMEDIA.COM
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in U.S. dollars)

	October 31 2000	July 31 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,384	$1,686,560
Short-term investments	174,099	174,099
Trade and other receivables, net of allowance for doubtful accounts of $22,697 (July 31, 2000—$89,832)	267,837	247,526
Prepaid expenses (Note 3)	1,516,771	2,783,533

	2,120,091	4,891,718
CAPITAL ASSETS (Note 4)	4,019,626	4,234,637
INTANGIBLE ASSETS, net (Notes 10 and 11)	10,372,400	8,343,000

	$16,512,117	$17,469,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,569,252	$1,047,157
Deferred revenue	48,083	38,333
Note payable	—	1,000,000
Due to stockholders	9,096	65,960
Current portion of obligations under capital lease	66,664	67,620

	1,693,095	2,219,070
OBLIGATIONS UNDER CAPITAL LEASE	6,586	21,860

	1,699,681	2,240,930

COMMITMENTS AND CONTINGENCIES (Note 12)
CONVERTIBLE PREFERRED SHARES
Series B (Note 8)	—	4,365,900

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred shares, 100,000,000 authorized Series A—3,975 issued and outstanding (Note 7)	3,611,731	3,661,746
Convertible preferred shares, 100,000,000 authorized Series B—5,000 issued and outstanding (Note 8)	4,433,918	—
Common stock, par value $0.001 each, 200,000,000 authorized 29,157,090 (July 31, 2000—25,292,105) issued and outstanding	21,160	17,295

	8,066,809	3,679,041
Additional paid in capital	39,523,207	30,746,032
Deferred compensation (Note 9)	(981,875)	(1,963,750)
Accumulated deficit	(31,795,705)	(21,598,798)

	14,812,436	10,862,525

	$16,512,117	$17,469,355

GLOBALMEDIA.COM
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)
(in U.S. dollars)

	For three months ended October 31
	2000	1999
REVENUE	$285,635	$13,645
OPERATING EXPENSES
Amortization of intangible assets (Notes 10 and 11)	3,983,600	—
General and administrative (Notes 4 and 9)	3,045,788	797,847
Sales and marketing (Note 3)	1,632,563	547,134
Direct costs	949,317	72,790
Amortization of capital assets (Note 4)	542,727	91,584
Stockholder communications	130,618	67,200

	10,284,613	1,576,555

LOSS FROM OPERATIONS BEFORE OTHER ITEMS	(9,998,978)	(1,562,910)
OTHER ITEMS
Interest, net	9,693	12,273
Foreign exchange	(8,129)	(4,635)

LOSS AND COMPREHENSIVE LOSS	$(9,997,414)	$(1,555,272)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.37)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN THE COMPUTATION OF LOSS PER SHARE	27,194,305	20,680,894

GLOBALMEDIA.COM
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in U.S. dollars)

	Mandatorily Redeemable Preferred Stock
				Preferred Stock		Common Stock
								Deferred Compensation	Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Shares	Amount	Shares	Amount
BALANCE, July 31, 1999	8,500		7,089,775	—	—	20,656,331	12,658	—	2,617,109	(2,893,070)
Registration of Series A preferred shares	(8,500)		(7,089,775)	8,500	7,089,775	—	—	—	—	—
Stock options exercised	—		—	—	—	1,469,581	1,470	—	5,807,636	—
Accrued preferred share premium	—		53,900	—	342,575	—	—	—	—	(396,475)
Conversion of preferred shares Series A (Note 7)	—		—	(4,325)	(3,770,604)	1,092,056	1,092	—	3,769,512	—
Conversion of amounts due to stockholder and affiliated company (Note 5)	—		—	—	—	32,535	33	—	203,312	—
Issue of restricted shares (Note 6)	—		—	—	—	343,983	344	—	2,029,661	—
Issue of preferred shares Series B (Note 8)	5,000		4,312,000	—	—	—	—	—	—	—
Deemed dividend on beneficial conversion feature (Note 7)	—		—	—	—	—	—	—	3,400,000	(3,400,000)
Warrants issued on financing (Note 8)	—		—	—	—	—	—	—	493,000	—
Deferred compensation (Note 9)	—		—	—	—	—	—	(3,927,500)	3,927,500	—
Issue of common shares (Note 10)	—		—	—	—	1,697,619	1,698	—	8,498,302	—
Loss for the year	—		—	—	—	—	—	1,963,750	—	(14,909,253)

BALANCE, July 31, 2000	5,000		4,365,900	4,175	3,661,746	25,292,105	17,295	(1,963,750)	30,746,032	(21,598,798)
Registration of Series B preferred shares (Note 8)	(5,000)		(4,365,900)	5,000	4,365,900	—	—	—	—	—
Stock options exercised	—		—	—	—	23,100	23	—	11,527	—
Accrued preferred share premium	—		—	—	199,493	—	—	—	—	(199,493)
Conversion of preferred shares Series A (Note 7)	—		—	(200)	(181,490)	370,568	371	—	181,119	—
Issue of restricted shares (Note 6)	—		—	—	—	1,388,888	1,389	—	2,498,611	—
Issue of common shares and warrants (Note 11)	—		—	—	—	2,082,429	2,082	—	6,085,918	—
Loss for the period	—		—	—	—	—	—	981,875	—	(9,997,414)

BALANCE, July 31, 2000	nil	$	nil	8,975	$8,045,649	29,157,090	$21,160	$(981,875)	$39,523,207	$(31,795,705)

GLOBALMEDIA.COM
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in U.S. dollars)

	For three months ended October 31
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(9,997,414)	$(1,555,272)
Items not requiring an outlay of cash
Deferred compensation	981,875	—
Amortization of capital assets	542,727	91,584
Amortization of intangible assets	3,983,600	—

	(4,489,212)	(1,463,688)
Changes in non-cash operating working capital
Trade and other receivables	(20,312)	(17,334)
Prepaid expenses	1,266,762	19,259
Deferred revenue	9,750	—
Accounts payable and accrued liabilities	522,094	103,460

	(2,710,918)	(1,358,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Broadcast network capital expenditures	—	(2,145,170)
Purchase of capital assets	(257,381)	(402,099)

	(257,381)	(2,547,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (to) stockholders (Note 5)	(56,864)	2,924
Advances from (to) affiliated companies	—	4,037
Note payable	(1,000,000)	—
Lease payable	(16,230)	—
Issue of restricted shares (Note 6)	2,500,000	—
Stock options exercised	11,550	44,250

	1,438,456	51,211

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,667	3,171

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,525,176)	(3,851,190)
CASH AND CASH EQUIVALENTS, beginning of period	1,686,560	5,649,073

CASH AND CASH EQUIVALENTS, end of period	$161,384	$1,797,883

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$9,210	$—
Income taxes paid	—	—

    The following notes are to be read in conjunction with the notes to our audited financial statements contained in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on November 14, 2000.

1.  NATURE OF BUSINESS AND GOING CONCERN

    GlobalMedia.com (formerly Global Media Corp.) (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, British Columbia, Canada. During the third quarter of fiscal 1999, the Company adopted an internet-focused business plan. Since then, it has been engaged primarily in the development of a broadcast network over the Internet, including streaming services, integrated e-commerce solutions, a customized media player and simulated live internet-only radio stations.

    On May 18, 1999 a beta version of the e-commerce web site was launched and in September 1999, trial implementations were started for network associate e-commerce storefronts. On August 31, 1999, the beta implementation of the GlobalMedia.com Player began with the launch of three live network associate stations. In October 1999, ten simulated live internet-only stations were launched by the Company and integrated into the GlobalMedia.com Player, at that time in beta form. In November 1999, nine of the simulated live stations were added to the stations directory presets of the RealPlayer. Also in November 1999, a revised version of the online store was launched. In January 2000, the GlobalMedia.com Player was commercially launched. In April 2000, the Company changed its name from Global Media Corp. to GlobalMedia.com. Also in April 2000, an on-demand video solution was added to the broadcast network capabilities and three additional simulated live stations were launched and subsequently added to the stations directory presets of the RealPlayer.

    The accompanying financial statements have been prepared on a going concern basis which contemplates that the Company will continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of operations.

    Several conditions and events cast substantial doubt about the Company's ability to continue as a going concern. The Company has a limited operating history in an industry that is characterized by rapid technological change. The Company reported a $9,997,414 net loss for the first quarter of fiscal 2001, and net losses of $14,909,253 and $2,231,074 during the years ended July 31, 2000 and 1999, respectively, and will require additional financing in order to continue its business operations. The Company raised $2,500,000 in additional financing during the quarter and $1,000,000 in additional financing subsequent to the end of the period (see Note 13). However, management currently anticipates that it only has sufficient funds to meet working capital and capital expenditure needs through December 2000. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

    The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations. Management is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Accounting for long-lived assets

    Long-lived assets are comprised principally of equipment, fixtures, network costs and intangible assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that the Company should revise the remaining estimated useful lives of these assets or that the Company will not recover the remaining balances of these assets. When factors indicate that the Company should perform an evaluation for possible impairment, the Company uses an estimate of the future cash flows from operations of the related asset as a measure of future recoverability of these assets. The Company has not recorded any impairment losses to date except for the write-down of intangible assets discussed in Notes 10 and 11.

3.  PREPAID EXPENSES

    During the second quarter of fiscal 2000, the Company entered into an agreement with RealNetworks where RealNetworks will provide the Company with advertising through its RealPlayer and banner ads on its web sites, and technical services over various terms. As at October 31, 2000, prepaid advertising expenses amounted to $1,373,343 (sales and marketing) and prepaid technical services amounted to $216,667, which are being recognized over the term of the agreement. During the quarter, $946,868 was expensed to sales and marketing and $250,000 in products support was expensed to general and administrative expenses.

4.  CAPITAL ASSETS

	October 31, 2000
	Cost	Accumulated Amortization	Net Book Value
Broadcast network	$3,674,865	$1,309,334	$2,365,531
Communications infrastructure	89,830	82,110	7,720
Computer hardware	1,420,521	341,129	1,079,392
Leased computer hardware	132,576	28,338	104,238
Leasehold improvements	107,515	19,026	88,489
Office furniture and equipment	177,431	30,945	146,486
Software	152,808	50,822	101,986
E-commerce infrastructure	526,676	400,892	125,784

	$6,282,222	$2,262,596	$4,019,626

	July 31, 2000
	Cost	Accumulated Amortization	Net Book Value
Broadcast network	$3,674,896	$1,001,875	$2,673,021
Communications infrastructure	90,057	74,812	15,245
Computer hardware	1,179,055	264,600	914,455
Leased computer hardware	132,576	19,886	112,690
Leasehold improvements	72,055	11,015	61,040
Office furniture and equipment	139,660	24,345	115,315
Software	140,831	43,212	97,619
E-commerce infrastructure	527,100	281,848	245,252

	$5,956,230	$1,721,593	$4,234,637

5.  RELATED PARTY TRANSACTIONS

    As part of the May 1999 Securities Purchase Agreement with RGC International Investors LDC ("RGC") (see Note 7), the Company agreed to restructure the amounts due to a stockholder and an affiliated company of a stockholder. The agreement provided that one half of the amounts due to the stockholder and the affiliated company will be repaid by the issue of common stock at a conversion price of $6.25 per share, which was the average closing bid price of common stock reported on the OTC Bulletin Board for the three consecutive days ended April 30, 1999.

    On July 26, 1999, the Company entered into an agreement to repay half of the amount owing to the stockholder ($110,545) plus half of the accrued interest ($16,455) in four quarterly installments of $31,750 beginning October 31, 1999. At the same time, the Company also agreed to repay half of the amount owing to the affiliated company ($66,473) plus half of the accrued interest ($8,413) in four quarterly installments of $18,722 beginning October 31, 1999. As at October 31, 2000, the amounts owing to the affiliated company and stockholder had been fully repaid.

6.  SHARE CAPITAL

Stock option plans

    As of October 31, 2000 the Company has stock options outstanding under two plans: 3,396,970 options pertaining to the 1999 Stock Option Plan ("1999 Plan"), and 951,985 options pertaining to the 2000 Stock Option Plan ("2000 Plan"). All plans are administered by the Board of Directors, who have sole discretion and authority to determine awards including the conditions of exercise.

    The 1998 Plan, which became effective on August 21, 1998, provided for the issuance of 1,000,000 options within a period of ten years from the effective date. All 1,000,000 options were granted during the 1999 fiscal year at an exercise price of $0.50 per share, of which 980,000 were granted to employees and 20,000 were granted to outside contractors. All options vested on grant. During the first quarter of fiscal 2001, 23,100 options were exercised and the remaining 75,000 options expired.

    The 1999 Plan, which became effective on March 24, 1999, provides for the issuance of a total of 4,000,000 options within a period of ten years from the effective date. Of the 3,638,025 options granted in total, 2,071,910 options vested immediately and 1,566,115 vested on a quarterly basis over one year. As at October 31, 2000, 3,023,468 options are fully vested. During the first quarter of fiscal 2001, no additional grants were made, none of the outstanding options were exercised and 260,255 options were cancelled. The options expire five years from the date of grant.

    The 2000 Plan became effective on April 28, 2000 and provided for the issuance of 4,000,000 options within a period of five years from the effective date. During the quarter, 63,000 options at an exercise price of $2.25 and 11,000 options at an exercise price of $1.063 were granted. Of the 951,985 options granted in total, 166,300 options vested immediately and one third of the remaining 785,685 outstanding options vest after the first year. The remaining two thirds of the 785,685 options will vest quarterly over two years, starting in the second year. None of the options offered were exercised during the quarter and 457,360 were cancelled.

    Activity in the stock option plans for the current period and 2000 fiscal year was as follows:

	October 31, 2000		July 31, 2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	5,070,865	$5.03	3,257,000	$3.81
Granted (cancelled)	(623,810)	6.15	2,191,390	7.01
Expired	(75,000)	0.50	—	—
Exercised	(23,100)	0.50	(377,525)	3.50

Outstanding, end of period	4,348,955	$4.97	5,070,865	$5.03

Options exercisable at the end of period	3,189,768	$4.68	3,433,507	$4.51

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

    Furthermore, effective December 7, 1999 the Company and each of the six general managers of the Standard radio stations, Standard's national program director and the general manager of Standard's syndication division entered into consulting agreements. In consideration of services to be performed under these agreements, the Company granted each individual options to acquire up to 20,000 shares under the 1999 Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options will vest over a one-year period from the date of grant depending on certain performance criteria being met, and will expire five years from the grant date. During fiscal 2000 and the first quarter of fiscal 2001, the performance criteria was not met and, therefore, none of the options granted under the consulting agreements vested during the period.

    On September 7, 2000, the Company sold to Standard Radio Inc. 1,388,888 shares of common stock for $1.80 per share and warrants to purchase up to 277,778 shares of common stock, for an aggregate purchase price of approximately $2,500,000. The warrants have a per share exercise price of $2.25, which is 125% of the per share offering price. If the Company raises a minimum of $7,500,000 on or before December 31, 2000, Standard has agreed to invest an additional $2,500,000 in common equity. However, if subsequent financing is made at a per share price that is less than the price of the Standard investment, the Company shall promptly issue to Standard additional shares based on a specified anti-dilution formula and shall adjust the exercise price of the warrants issued to Standard. As part of the transaction, we agreed to waive all of Standard's fees and expenses under our existing co-marketing agreement with Standard's current radio stations for three years, or so long as Standard continues to hold 2% or more of our issued and outstanding shares.

7.  SERIES A CONVERTIBLE PREFERRED STOCK

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

  (b)
  $6.435.

    During the period, 200 Series A convertible preferred shares and the accrued premium on those shares were converted to 370,568 common shares, leaving 3,975 Series A convertible preferred shares outstanding at October 31, 2000.

    Upon conversion of Series A convertible preferred shares by RGC, RGC has an investment option to acquire, at an exercise price equal to the conversion price then in effect, the same number of shares of common stock as the number of shares of common stock into which the Series A convertible preferred shares are being converted. During the period, RGC did not exercise investment options. To the extent any Series A convertible preferred shares are not converted prior to May 6, 2002, any previously unconverted shares are converted automatically into common shares under the same conversion terms described above.

    In connection with this transaction, the Company issued to RGC warrants to purchase 680,000 common stock of the Company at an exercise price of $8.3475. The warrants have a five-year term. In addition, the Company agreed to provide the financing agents warrants to purchase 62,769 common shares at an exercise price of $8.125, which expire in five years.

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

  (b)
  $6.435.

    As at October 31, 2000, no Series B convertible preferred shares have been converted.

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

    The closing conditions for Series C convertible preferred shares have not been met as of October 31, 2000.

9.  DEFERRED COMPENSATION

    On February 1, 2000, an agreement was entered into to transfer stock from a principal stockholder to an executive of the Company for nominal consideration. The shares are subject to a lock-up period of one year from the date of the transaction, during which time they will be held in escrow. The shares are also subject to the right of repurchase if the Company terminates the executive for cause or the executive resigns during the lock-up period. Deemed compensation expense of $3,927,500 has been calculated on the transaction and is being recognized over the one-year term. During the first quarter of fiscal 2001, $981,875 was expensed in general and administrative expenses.

10. PURCHASE OF CONTRACTS FROM ONRADIO.COM

    On June 7, 2000, the Company entered into a transaction with OnRadio.com ("OnRadio") to acquire certain contracts relating to the provision of certain web-related services to 212 radio station customers of OnRadio. Of these, 144 station contracts relate to basic services such as web site hosting, content provision and ad placement. The contracts with the remaining 68 stations relate to streaming media services. The contracts have remaining lives ranging from 12 to 18 months.

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

    The Company is working to transition its products and services to the customers under the acquired contracts. There is no guarantee that the Company will be able to transition all customers and the realization of the expected benefits will be dependent on the marketing efforts of the Company. The contracts are being amortized over the lives of the contracts ranging from 12 to 18 months.

Intangible assets

Contracts purchased
Cash outlay	$500,000
Shares issued	8,500,000
Transaction costs	270,000
Amortization	(3,708,000)

$5,562,000

11. PURCHASE OF CONTRACTS FROM MAGNITUDE NETWORKS, INC.

    On August 3, 2000, the Company entered into an asset purchase agreement with Magnitude Network, Inc. ("Magnitude") under which the Company (a) acquired customer contracts and computer hardware used in the online media and streaming solutions business of Magnitude, and (b) assumed certain of Magnitude's ongoing liabilities related the acquired contracts. The Company also licensed certain software and other intellectual property rights from Magnitude. In addition, Magnitude's parent corporation signed a non-solicitation agreement under which it agreed to refrain from soliciting customers the Company acquired in connection with the transaction, or our employees.

    Magnitude paid the Company $238,715 in cash to cover the transition costs and the Company issued Magnitude 2,082,429 shares of common stock for total consideration of $6,000,000, and a stock purchase warrant to acquire 2,000,000 shares of common stock at an exercise price of $3.60. The warrants have an eighteen month exercise term and expire on February 3, 2002. Of the shares issued, 416,485 are being held in escrow for twelve months to satisfy certain indemnity claims that may arise against Magnitude. The Company also granted Magnitude registration rights with regard to these shares.

    The contracts acquired from Magnitude have terms ranging from 5 to 48 months during which time the customers of Magnitude will have the opportunity to convert to the Company's network broadcast program. There is no guarantee that the Company will be able to transition all customers and the realization of the expected benefits will be dependent on the marketing efforts of the Company. The Company is amortizing the acquisition cost of these contracts over their term.

Intangible assets

Contracts purchased
Shares issued	$6,000,000
Warrants issued	88,000
Allocation to computer hardware	(75,000)
Amortization	(1,202,600)

$4,810,400

12. COMMITMENTS AND CONTINGENCIES

    The Company has entered into operating leases in respect of office premises in both Vancouver and Nanaimo. Minimum payments under these lease commitments over the next five years are represented in the table below.

	Nanaimo Office	Vancouver Office
July 31
2001	$60,028	$70,875
2002	80,038	111,000
2003	—	119,833
2004	—	129,667
2005	—	10,875

	$140,066	$442,250

13. SUBSEQUENT EVENTS

    (a)  Standard Radio/Jeff Mandelbaum Investment

    On November 14, 2000, the Company has entered into definitive share purchase agreements for $1 million in new investments from Standard Radio Inc., Gary Slaight, David Coriat and Lama Jama Investments LLC (Jeffrey Mandelbaum's investment entity) (the "Investors"). These agreements call for the Company to issue 2,285,714 common shares to the Investors. In connection with and the closing of this new investment, effective as of November 15, 2000, the following other agreements were entered into:

  •
  The Company and the Investors entered into a Registration Rights Agreement in which the Company agrees to register for resale the newly-issued shares and all other shares of the Company stock held by the Investors and Mr. Mandelbaum that are not otherwise registered.

  •
  The Company and Standard Radio entered into an amendment of the existing Private Placement Subscription Agreement between them, dated September 6, 2000, which repriced the shares sold under that agreement to $0.4375 per share, causing the issuance of an additional 4,235,398 shares to Standard Radio.

  •
  The Company agreed to exchange the common stock purchase warrant, dated September 6, 2000, held by Standard Radio for an Amended Common Stock Purchase Warrant, which reduces the exercise price from $1.80 to $0.4375 per share.

  •
  Mr. Metcalfe agreed to sell to Standard Radio, Mr. Slaight and Mr. Coriat an aggregate of 500,000 shares of Common Stock held by him, at $0.02 per share.

  •
  The Company granted Mr. Mandelbaum options to purchase an additional 200,000 shares of common stock in exchange for his continued service as Chairman of the Board.

  •
  The Company, Mr. Mandelbaum and Mr. Metcalfe amended Mr. Mandelbaum's Executive Agreement to accelerate Mr. Metcalfe's sale of an additional 500,000 shares of Common Stock held by Mr. Metcalfe to Mr. Mandelbaum, at $0.02 per share. Mr. Mandelbaum and Mr. Metcalfe entered into a Share Purchase Agreement effecting that sale.

  •
  The Company, the Investors and Mr. Mandelbaum entered into a 180-day lock-up agreement with regard to all shares held by the Investors and Mr. Mandelbaum.

  •
  Mr. Barta, Mr. Porter and Mr. Fuller resigned from the board as of the closing date and the board appointed Mr. Coriat to fill one of the vacancies.

    The Company initially agreed to grant fully vested options to purchase 228,572 shares of common stock to L. James Porter, in exchange for which Mr. Porter agreed (a) to exercise that option by November 17, 2000 for an aggregate exercise price of $100,000.25, and (b) that one-half of the shares issued would be held in escrow for 90 days after the closing date. This part of the financing transaction was subsequently waived by the Company and the Investors. As a result, these options were not granted to Mr. Porter, and he did not make the corresponding investment.

    (b)  Rose Glen Modification Agreement

    In connection with the Standard/Mandelbaum financing, Rose Glen Capital Management, L.P. and RGC General Partner Corp. on behalf of RGC International Investors, LDC ("Rose Glen") have agreed in principle to certain concessions in regard to Rose Glen's existing preferred share position in the Company, which will be effective upon execution of a Modification Agreement between the Company and Rose Glen, as follows:

  •
  All of RGC's existing investment options and warrants to purchase Company common stock will be cancelled.

  •
  RGC will convert sufficient of the Company's Series A preferred shares held by RGC so that RGC holds 4.99% of the Company's outstanding common shares.

  •
  RGC will agree to modify the conversion price of its remaining Series A and Series B preferred shares such that 75% of its remaining preferred shares will be convertible at a fixed price of $0.4375 per share and only 25% will be convertible upon the original formula price, but will be subject to a $0.4375 per share conversion floor price.

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

Overview

Quarter Ended October 31, 2000

    During the quarter ended October 31, 2000, GlobalMedia.com realized growth in broadcasting and advertising revenues resulting in a 24% increase in total revenues over the previous quarter. We continued to develop programs during the quarter to realize larger scale design and implementation fees as part of our consulting services. We also implemented, on a selective basis, significant enhancements to the GlobalMedia.com Player including a "now playing" feature for live broadcast associates that allows users to view details and purchasing information about content currently streaming through our media player.

    During the quarter a majority of our client growth was realized through the acquisition of 112 broadcast associates from Magnitude Network, Inc. In accordance with our consulting service programs currently under development, we also signed a significant strategic partnership agreement during the quarter with the NFL and Fantastic Entertainment. At October 31, 2000 we had 115 network associate agreements in place representing 66 unique broadcasters and 209 e-commerce stores. We have also recently acquired (a) streaming contracts for 68 radio stations and Web services contracts for an additional 144 radio stations from OnRadio.com, and (b) streaming and Web services contracts for 112 radio stations from Magnitude Network, Inc. Currently, we have 128 network associate agreements in place representing 78 unique broadcasters and 201 e-commerce stores. We commenced the quarter with 110 full time staff and ended the quarter with 102. We currently employ 72 full time staff members.

Our Business

    We offer an award-winning streaming media broadcast solution to radio and other content providers and Internet sites through our network associate program. The centerpiece of our broadcast network solution is the GlobalMedia.com Player, a streaming media player built for us by RealNetworks, Inc. and further developed by us. The GlobalMedia.com Player enables Internet users to experience multimedia content streamed over the Internet. Using our media player, Internet users can stream live and simulated live audio, video and other multimedia content such as radio feeds from our 15 proprietary simulated live music stations and from the stations of each of our broadcast associates. Our media player also allows our network associates to display, within the player, information about an associate or the associate's content, as well as optional features such as games and trivia.

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

    We launched our broadcast network with the beta version of our media player in October 1999, and incorporated the commercial version into our broadcast network in January 2000. In April 2000, we added another feature to our broadcast network capabilities that allows the user to view pre-recorded videos on demand. In September 2000, we added a "now playing" feature to live broadcast associates that allows users to view details and purchasing information about content currently streaming through our media player. In October 2000, we added a beta version of a default button to RealNetwork's RealPlayer that accesses GlobalMedia.com from the RealPlayer. Subsequent to quarter end, we implemented the pre-stream rich media advertising capability to our media player.

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

Results of Continuing Operations

Quarter ended October 31, 2000 compared to quarter ended October 31, 1999

    Sales.  We had sales of $285,635 from our operations in the first quarter of fiscal 2001, compared to $13,645 in the first quarter of fiscal 2000. Our internet-focused business did not commence development until the third quarter of fiscal 1999. Our sales for the first quarter of fiscal 2001 increased 24% over total sales of $231,124 in fourth quarter of fiscal 2000.

    Operating Expenses.  Our operating expenses increased to $10,284,613 in the first quarter of fiscal 2001, from $1,576,555 in the first quarter of fiscal 2000. This increase resulted from significant amortization charges related to the acquisition of intangible assets, and growth in our operations which is reflected in increases in all our operating expenses as follows:

  •
  Amortization of intangible assets increased to $3,983,600 in the first quarter of fiscal 2001, from none in the first quarter of fiscal 2000, due to the OnRadio and Magnitude contract acquisition costs. See Notes 10 and 11 to our Consolidated Financial Statements. We expect our depreciation and amortization expenses to continue to increase significantly in future periods due to the amortization of acquisition costs, including goodwill, associated with the OnRadio and Magnitude contract acquisitions. See "—Recent Events".

  •
  General and administrative expenses increased to $3,045,788 in the first quarter of fiscal 2001, up 282% from $797,847 in the first quarter of fiscal 2000, due primarily to a $981,875 deferred compensation charge (See Note 9 to our Consolidated Financial Statements), $250,000 incurred with RealNetworks under a product support agreement, the cost of developing and expanding our streaming media and integrated e-commerce technologies, the higher costs associated with multiple office locations, and the administration required for a significantly larger organization.

  •
  Sales and marketing expenses increased to $1,632,563 in the first quarter of fiscal 2001, up 198% from $547,134 in the first quarter of fiscal 2000. The increase resulted from costs incurred under marketing-related agreements with RealNetworks, which amounted to $946,868, and increased costs associated with attending industry related conferences, marketing of our Network Associate program, and expenses relating to developing our sales force.

  •
  Direct costs increased to $949,317 in the first quarter of fiscal 2001, from $72,790 in the first quarter of fiscal 2000, due primarily to the costs associated with providing streaming services to a significantly larger client base during the period.

  •
  Depreciation and amortization of tangible assets increased to $542,727 in the first quarter of fiscal 2001, from $91,584 in the first quarter of fiscal 2000, due primarily to the acquisition and development of significant capital assets throughout fiscal 2000. During the first quarter of fiscal 2001, capital asset acquisition and development costs decreased to $325,992 from $2,547,269 in the first quarter of fiscal 2000.

  •
  Stockholder communications expenses increased to $130,618 in the first quarter of fiscal 2001, up 94% from $67,200 in the first quarter of fiscal 2000, due primarily to improving communication with our shareholders through materials and services provided, and to being listed on the Nasdaq National Market during the third quarter of fiscal 2000.

    Net Loss from Continuing Operations.  We experienced a $9,998,978 net loss from continuing operations for the first quarter of fiscal 2001, up from our $1,562,910 net loss from continuing operations for the first quarter of fiscal 2000, due primarily to the increases in operating expenses described above as we continue to implement our internet-focused business plan.

    Interest.  We realized net interest income of $9,693 in the first quarter of fiscal 2001, down 21% from net interest income of $12,273 in the first quarter of fiscal 2000. The income is net of $9,210 in interest expense in the first quarter of fiscal 2001, compared to none in the first quarter of fiscal 2000.

    Loss and Comprehensive Loss.  We experienced a $9,997,414 loss and comprehensive loss for the first quarter of fiscal 2001, up from our $1,555,272 loss and comprehensive loss for the first quarter of fiscal 2000.

Liquidity and Capital Resources

Quarter ended October 31, 2000 compared to Quarter ended October 31, 1999

    Working Capital.  At October 31, 2000, we had positive working capital of $426,996 and a working capital ratio of 1.25. This represents a decrease from our October 31, 1999 working capital of $1,325,502 and working capital ratio of 2.59. Excluding prepaid expenses, at October 31, 2000 we had negative working capital of $1,089,775 and a working capital ratio of 0.36, compared with positive working capital at October 31, 1999 of $1,307,001 and a working capital ratio of 2.57.

    Financing Activities.  We financed our operations and capital expenditures in first quarter of fiscal 2001 primarily from existing cash on hand and the issuance of common shares in a private transaction. We issued 1,388,888 common shares and warrants in a private transaction with Standard Radio Inc. for gross proceeds of $2,500,000. See Note 6 to our Consolidated Financial Statements and "—Recent Events".

    Capital Expenditures and Commitments.  Our capital expenditures decreased to $325,992 in first quarter fiscal 2001, from $2,547,269 in first quarter fiscal 2000, primarily due to reduced requirements for additional computer hardware, software and operating equipment purchases and the limited capitalization of development costs subsequent to achieving usable products. As of October 31, 2000, we have no material commitments outstanding for purchases of additional capital assets.

    Loans.  During the first quarter of fiscal 2001 we repaid a $1,000,000 short-term note payable to RealNetworks, due September 1, 2000 with interest at a rate of 8%. At October 31, 2000 no other loans were outstanding excluding capital lease commitments. Also at October 31, 2000, we have lines of credit from three suppliers, which are secured by $170,000 in term deposits. These lines of credit expire on either May 12, 2001 or June 14, 2001.

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

    Standard Radio/Jeff Mandelbaum Investment.  As of November 14, 2000, the Company entered into definitive share purchase agreements for $1 million in new investments from Standard Radio Inc., Gary Slaight, David Coriat and Lama Jama Investments LLC (Jeffrey Mandelbaum's investment entity) (the "Investors"). These agreements call for the Company to issue 2,285,714 common shares to the Investors. In connection with and the closing of this new investment, effective as of November 15, 2000, the following other agreements were entered into:

  •
  The Company and the Investors entered into a Registration Rights Agreement in which the Company agrees to register for resale the newly-issued shares and all other shares of the Company stock held by the Investors and Mr. Mandelbaum that are not otherwise registered.

  •
  The Company and Standard Radio entered into an amendment of the existing Private Placement Subscription Agreement between them, dated September 6, 2000, which repriced the shares sold under that agreement to $0.4375 per share, causing the issuance of an additional 4,235,398 shares to Standard Radio.

  •
  The Company exchanged the common stock purchase warrant, dated September 6, 2000, held by Standard Radio for an Amended Common Stock Purchase Warrant, which reduces the exercise price from $1.80 to $0.4375 per share.

  •
  Mr. Metcalfe sold to Standard Radio, Mr. Slaight and Mr. Coriat an aggregate of 500,000 shares of Common Stock held by him, at $0.02 per share.

  •
  The Company granted Mr. Mandelbaum options to purchase an additional 200,000 shares of common stock in exchange for his continued service as Chairman of the Board.

  •
  The Company, Mr. Mandelbaum and Mr. Metcalfe amended Mr. Mandelbaum's Executive Agreement to accelerate Mr. Metcalfe's sale of an additional 500,000 shares of Common Stock held by Mr. Metcalfe to Mr. Mandelbaum, at $0.02 per share. Mr. Mandelbaum and Mr. Metcalfe entered into a Share Purchase Agreement effecting that sale.

  •
  The Company, the Investors and Mr. Mandelbaum entered into a 180-day lock-up agreement with regard to all shares held by the Investors and Mr. Mandelbaum.

  •
  Mr. Barta, Mr. Porter and Mr. Fuller resigned from the board as of the closing date and the board appointed Mr. Coriat to fill one of the vacancies.

    The Company initially agreed to grant fully vested options to purchase 228,572 shares of common stock to L. James Porter, in exchange for which Mr. Porter agreed (a) to exercise that option by November 17, 2000 for an aggregate exercise price of $100,000.25, and (b) that one-half of the shares issued would be held in escrow for 90 days after the closing date. This part of the financing transaction was subsequently waived by the Company and the Investors. As a result, these options were not granted to Mr. Porter, and he did not make the corresponding investment.

    Rose Glen Modification Agreement.  In connection with the Standard/Mandelbaum financing, Rose Glen Capital Management, L.P. and RGC General Partner Corp. on behalf of RGC International Investors, LDC ("Rose Glen") have agreed in principal to certain concessions in regard to Rose Glen's existing preferred share position in the Company, which will be effective upon execution of a Modification Agreement between the Company and Rose Glen, as follows:

  •
  All of RGC's existing investment options and warrants to purchase Company common stock will be cancelled.

  •
  RGC will convert sufficient of the Company's Series A preferred shares held by RGC so that RGC holds 4.99% of the Company's outstanding common shares.

  •
  RGC will agree to modify the conversion price of its remaining Series A and Series B preferred shares such that 75% of its remaining preferred shares will be convertible at a fixed price of $0.4375 per share and only 25% will be convertible upon the original formula price, but will be subject to a $0.4375 per share conversion floor price.

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

    The contracts acquired by us from Magnitude have terms ranging from 5 to 48 months during which time the customers of Magnitude will have the opportunity to convert to our network broadcast program. The Company will need to amortize the acquisition cost of these contracts over their term. The Company amortized $1,202,600 of the total cost during the first quarter of fiscal 2001. Most of the remaining acquisition costs will need to be amortized during fiscal 2001.

    Acquisition Risks.  The success of our recent OnRadio and Magnitude contract acquisitions in increasing our revenues and providing other expected benefits to our business depends on our ability to integrate customers acquired in connection with these transactions into our business and on our ability to market and sell our own solutions and services to these customers. Until we do so, we will continue to provide the services OnRadio and Magnitude had contracted to provide, partly through ongoing transitional relationships with OnRadio.com and Magnitude. We cannot provide any assurance that substantial numbers of the customers we acquired from OnRadio and Magnitude will enter into new agreements with us, that we will be able to adequately provide the services under the contracts we acquired from OnRadio and Magnitude until the customers transition over to our solutions and enter into new agreements with us, or that even if substantial numbers of these acquired customers do enter into new contracts with us for our own solutions and services that the transaction will ultimately result in the benefits we expect it to provide. We also may consider other acquisitions from time to time. The

OnRadio transaction and Magnitude acquisition, as well as any future acquisitions of technologies, businesses or other assets we consummate in the future, may involve various risks, including the following:

  •
  potentially dilutive issuances of equity securities to pay for acquisitions;

  •
  use of cash resources;

  •
  incurrence of contingent liabilities or assumption of known or unknown liabilities;

  •
  difficulties in assimilating operations, products, technologies, services and personnel of acquired companies;

  •
  diversion of management's attention from other business concerns;

  •
  impairment of relationships with our employees, advertisers, customers and content providers or those of companies we may acquire; and

  •
  inability to maintain uniform standards, controls, procedures and policies.

    The failure to address financial and operational risks involved in acquisitions of technology, businesses or other assets could cause material harm to our business and negatively affect our financial condition and results of operations.

Future Capital Requirements

    We expect to incur net losses and negative cash flow at least through the second quarter of fiscal 2002. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through December 31 2000. We are in discussions with a number of potential strategic investors to obtain additional financing to fund our operating and capital expenditure needs. However, there can be no assurance that additional financing will be available on terms favorable to us or at all.

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

Foreign Currency Translation

    We have translated our monetary assets and liabilities, which are denominated in a foreign currency into U.S. dollars at the period-end exchange rates. We have translated our income and expense items at the average exchange rates prevailing during the fiscal period. Exchange gains and losses arising on translation are reflected in net income for the period.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, we may be subject to legal proceedings and claims, which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations.

    While not expected to have a material adverse effect on us, on October 23, 2000, Monte Wall Burris, our former Vice President of Corporate Affairs, filed a lawsuit against us and our president, Jeffrey Mandelbaum, with the Supreme Court of British Columbia (S.C.B.C. Action No. S005654). In his complaint, Mr. Burris seeks unspecified compensatory and punitive damages for wrongful dismissal allegedly resulting from our termination of his employment on October 2, 2000, and for alleged intentional interference with his employment contract. We believe that Mr. Burris' allegations and claims are wholly without merit and intend to vigorously defend against this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

    On September 7, 2000, we sold to Standard Radio Inc. 1,388,888 shares of common stock for $1.80 per share and warrants to purchase up to 277,778 shares of common stock, for an aggregate purchase price of approximately $2,500,000.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits.

      The following documents are filed as exhibits to this Quarterly Report:

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated August 3, 2000, between GlobalMedia.com and Magnitude Network, Inc.(1)
10.2	License Agreement, dated August 3, 2000, between GlobalMedia.com and Magnitude Network, Inc.(1)
10.3	Non-Solicitation Agreement, dated August 3, 2000, between GlobalMedia.com and Magnitude Network, Inc.(1)
10.4	Escrow Agreement, dated August 3, 2000, among GlobalMedia.com, Magnitude Network, Inc., and State Street Bank and Trust Company.(1)
10.5	Common Stock Purchase Warrant, dated August 3, 2000, from GlobalMedia.com to Magnitude Network, Inc.(1)
10.6	Private Placement Subscription Agreement, dated as of September 7, 2000, between GlobalMedia.com and Standard Radio Inc.(2)
10.7	Common Stock Purchase Warrant dated August 31, 2000 from GlobalMedia.com to Standard Radio, Inc.(2)
10.8	Share Purchase Agreement, dated August 31, 2000 between Michael Metcalfe and Standard Radio, Inc.(2)
27	Financial Data Schedule(3)

(1)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 18, 2000.
(2)
Incorporated by reference to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on September 26, 2000.
(3)
Filed with this Form 10-QSB.

b.  Reports on Form 8-K.

    GlobalMedia.com filed the following reports on Form 8-K during the first quarter of fiscal 2001:

    Form 8-K filed in August 2000 and amended in October 2000 in connection with the acquisition of assets from Magnitude Network, Inc.

    Form 8-K filed in October 2000 in connection with the sale of our common stock and related warrants to Standard Radio Inc.

SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2000	GLOBALMEDIA.COM
	By:	/s/ BARR POTTER Barr Potter President and Chief Operating Officer
	By:	/s/ DALE BENNETT Dale Bennett Controller (Principal Accounting Officer)

EXHIBIT INDEX

    The following documents are filed as exhibits to this Quarterly Report:

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated August 3, 2000, between GlobalMedia.com and Magnitude Network, Inc.(1)
10.2	License Agreement, dated August 3, 2000, between GlobalMedia.com and Magnitude Network, Inc.(1)
10.3	Non-Solicitation Agreement, dated August 3, 2000, between GlobalMedia.com and Magnitude Network, Inc.(1)
10.4	Escrow Agreement, dated August 3, 2000, among GlobalMedia.com, Magnitude Network, Inc., and State Street Bank and Trust Company(1)
10.5	Common Stock Purchase Warrant, dated August 3, 2000, from GlobalMedia.com to Magnitude Network, Inc.(1)
10.6	Private Placement Subscription Agreement, dated as of September 7, 2000, between GlobalMedia.com and Standard Radio Inc.(2)
10.7	Common Stock Purchase Warrant dated August 31, 2000 from GlobalMedia.com to Standard Radio, Inc.(2)
10.8	Share Purchase Agreement, dated August 31, 2000 between Michael Metcalfe and Standard Radio, Inc.(2)
27	Financial Data Schedule(3)

(1)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 18, 2000.

(2)
Incorporated by reference to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on September 26, 2000.

(3)
Filed with this Form 10-QSB.

QuickLinks

GLOBALMEDIA.COM CONSOLIDATED BALANCE SHEETS (Unaudited) (in U.S. dollars)
GLOBALMEDIA.COM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited) (in U.S. dollars)
GLOBALMEDIA.COM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (in U.S. dollars)
GLOBALMEDIA.COM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in U.S. dollars)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX