Form 10QSB
period 2001-01-31
GLOBALMEDIA COM
filed 2001-03-19
CIK 1037628

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2001

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

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 12, 2001, there were 49,401,106 shares outstanding of the Company's common stock.

ITEM 1. FINANCIAL STATEMENTS

GLOBALMEDIA.COM

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars)

	January 31 2001 (Unaudited) $	July 31 2000 (Audited) $
ASSETS
Current Assets
Cash and cash equivalents	33,654	1,686,560
Short-term investments	152,982	174,099
Trade and other receivables, net of allowance for doubtful accounts of $84,452 (July 31, 2000—$89,832)	178,517	247,526
Prepaid expenses (Note 3)	663,816	2,783,533
Assets held for sale (Note 13)	2,250,000	—

	3,278,969	4,891,718
Capital Assets (Notes 4 and 13)	1,167,941	6,234,637
Intangible Assets (Notes 9, 10, 11 and 13)	—	8,343,000

	4,446,910	17,469,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	2,312,921	1,047,157
Due to SurferNETWORK.com (Note 13)	500,000	—
Due to stockholders	9,068	65,960
Current portion of obligations under capital lease	56,732	67,620
Note payable	—	1,000,000
Deferred revenue	—	38,333

	2,878,721	2,219,070
Obligations Under Capital Lease	—	21,860

	2,878,721	2,240,930

Commitments and Contingencies (Note 12)
Convertible Preferred Shares Series B (Note 7)	—	4,365,900

Stockholders' Equity (Deficit)
Convertible preferred shares, 100,000,000 authorized Series A—3,340 (July 31, 2000—3,975) issued and outstanding (Note 7)	3,076,857	3,661,746
Convertible preferred shares, 100,000,000 authorized Series B—4,200 (July 31, 2000—5,000) issued and outstanding (Note 7)	3,327,729	—
Common stock, par value $0.001 each, 200,000,000 authorized 40,851,116 (July 1, 2000—25,292,105) issued and outstanding	32,854	17,295

	6,437,440	3,679,041
Additional paid in capital	42,677,159	30,746,032
Deferred compensation (Note 8)	—	(1,963,750)
Accumulated deficit	(47,546,410)	(21,598,798)

	1,568,189	10,862,525

	4,446,910	17,469,355

GLOBALMEDIA.COM

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

(in U.S. dollars except share data)

	For 3 months Ended January 31		For 6 months Ended January 31
	2001 $	2000 $	2001 $	2000 $
REVENUE	208,171	58,635	493,806	72,280

OPERATING EXPENSES
Write-down of intangible assets (Note 11 and 13)	4,360,420	—	4,360,420	—
Amortization of intangible assets (Notes 9 and 10)	3,983,600	—	7,967,200	—
General and administrative (Notes 3 and 8)	2,760,079	1,078,518	5,805,869	1,876,365
Write-down of capital assets (Note 13)	2,064,499	—	2,064,499	—
Direct costs	1,037,346	57,923	1,986,663	130,713
Sales and marketing (Note 3)	913,064	1,114,037	2,545,627	1,661,171
Amortization of capital assets (Note 4)	548,584	256,267	1,091,310	347,851
Stockholder communications	153,959	59,395	284,577	126,595

	15,821,551	2,566,140	26,106,165	4,142,695

LOSS FROM OPERATIONS BEFORE OTHER ITEMS	(15,613,380)	(2,507,505)	(25,612,359)	(4,070,415)
OTHER ITEMS
Interest	407	(10,164)	10,100	2,109
Foreign exchange	(30,649)	9,279	(38,777)	4,644

LOSS AND COMPREHENSIVE LOSS	(15,643,622)	(2,508,390)	(25,641,036)	(4,063,662)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.44)	(0.11)	(0.87)	(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN THE COMPUTATION OF LOSS PER SHARE	35,520,909	22,104,264	29,442,239	21,772,984

GLOBALMEDIA.COM

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in U.S. dollars)

	Mandatorily Redeemable Preferred Stock
			Preferred Stock		Common Stock
							Deferred Compensation	Additional Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 31, 1999	8,500	7,089,775	—	—	20,656,331	12,658	—	2,617,109	(2,893,070)
Registration of Series A preferred shares	(8,500)	(7,089,775)	8,500	7,089,775	—	—	—	—	—
Stock options exercised	—	—	—	—	1,469,581	1,470	—	5,807,636	—
Accrued preferred share premium	—	53,900	—	342,575	—	—	—	—	(396,475)
Conversion of preferred shares Series A (Note 6)	—	—	(4,325)	(3,770,604)	1,092,056	1,092	—	3,769,512	—
Conversion of amounts due to stockholder and affiliated company	—	—	—	—	32,535	33	—	203,312	—
Issue of restricted shares (Note 5)	—	—	—	—	343,983	344	—	2,029,661	—
Issue of preferred shares (Note 7)	5,000	4,312,000	—	—	—	—	—	—	—
Deemed dividend on beneficial conversion feature (Note 6)	—	—	—	—	—	—	—	3,400,000	(3,400,000)
Warrants issued on financing	—	—	—	—	—	—	—	493,000	—
Deferred compensation (Note 8)	—	—	—	—	—	—	(3,927,500)	3,927,500	—
Issue of common shares (Note 9)	—	—	—	—	1,697,619	1,698	—	8,498,302	—
Loss for the year	—	—	—	—	—	—	1,963,750	—	(14,909,253)

Balance, July 31, 2000	5,000	4,365,900	4,175	3,661,746	25,292,105	17,295	(1,963,750)	30,746,032	(21,598,798)
Registration of Series B Preferred shares (Note 7)	(5,000)	(4,365,900)	5,000	4,365,900	—	—	—	—	—
Stock options exercised	—	—	—	—	23,100	23	—	11,527	—
Accrued preferred share premium	—	—	—	306,576	—	—	—	—	(306,576)
Conversion of preferred shares Series A (Note 6)	—	—	(835)	(761,612)	2,371,587	2,372	—	759,240	—
Conversion of preferred shares Series B (Note 7)	—	—	(800)	(1,168,024)	3,081,895	3,082	—	1,164,942	—
Issue of restricted shares (Note 5)	—	—	—	—	5,714,286	5,714	—	2,494,286	—
Issue of common shares and Warrants (Note 10)	—	—	—	—	2,082,429	2,082	—	6,085,918	—
Issue of common shares (Note 5)					2,285,714	2,286	—	997,714
Deemed compensation (Note 8)								417,500
Loss for the period	—	—	—	—	—	—	1,963,750	—	(25,641,036)

Balance, January 31, 2001	—	—	7,540	6,404,586	40,851,116	32,854	—	42,677,159	(47,546,410)

GLOBALMEDIA.COM

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in U.S. dollars)

	For 6 Months Ended January 31
	2001 $	2000 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	(25,641,036)	(4,063,662)
Items not requiring an outlay of cash
Amortization of intangible assets (Notes 9 and 10)	7,967,200	—
Write-down of intangible assets (Note 11)	4,360,420	—
Write-down of capital assets (Note 13)	2,064,499	—
Deferred compensation (Note 8)	1,963,750	—
Amortization of capital assets	1,091,310	347,851
Deemed compensation (Note 8)	417,500	—

	(7,776,357)	(3,715,811)
Changes in non-cash operating working capital
Trade and other receivables	69,009	(97,864)
Short term investments	21,117	—
Prepaid expenses	2,119,716	(2,624)
Deferred revenue	(38,333)	—
Accounts payable and accrued liabilities	1,265,766	27,265

	(4,339,082)	(3,789,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Broadcast network capital expenditures	—	(2,970,337)
Purchase of capital assets	(314,472)	(728,014)

	(314,472)	(3,698,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (to) shareholders	(56,892)	(16,466)
Advances from (to) affiliated companies	—	(14,467)
Note payable	(1,000,000)	—
Due to SurferNETWORK.com (Note 13)	500,000	—
Lease payable	(32,748)	152,587
Issue of restricted shares (Note 6)	3,500,000	1,999,995
Stock options exercised	11,550	2,194,320

	2,921,910	4,315,969

Effect of exchange rate changes on cash	78,738	65,176
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,652,906)	(3,106,240)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,686,560	5,649,073

CASH AND CASH EQUIVALENTS, END OF QUARTER	33,654	2,542,833

Supplemental cash flow disclosure
Interest—paid	2,323	6,728

    The following notes are to be read in conjunction with the notes to our audited financial statements contained in our Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on December 14, 2000.

1.  NATURE OF BUSINESS AND GOING CONCERN

    GlobalMedia.com (formerly Global Media Corp.) (the "Company") was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, British Columbia, Canada. During the third quarter of fiscal 1999, the Company adopted an internet-focused business plan. Through the second quarter of fiscal 2001 it had been engaged primarily in the development of a broadcast network over the Internet, including streaming services, integrated e-commerce solutions, a customized media player and simulated live internet-only radio stations.

    On December 29, 2000, the Company announced a major restructuring of its business from an Internet radio broadcaster with a revenue model based primarily upon advertising income, to an Internet video, custom website and wireless Internet consultant for the sports and entertainment industries, with a revenue model based primarily upon receipt of per project consulting fees.

    On February 2, 2001 the Company entered into an asset sale agreement with SurferNETWORK.com, under which it sold its radio contracts, web sites, and other tangible and intangible assets used in the Company's online media and streaming solutions business. Subsequent to the sale of its radio contracts and related assets, the Company has been in the process of downsizing its operations and seeking investment capital to continue its consulting services business.

    The accompanying financial statements have been prepared on a going concern basis which contemplates that the Company will continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of operations. Several conditions and events cast substantial doubt about the Company's ability to continue as a going concern. The Company has a limited operating history in an industry that is characterized by rapid technological change. The Company reported a $15,643,622 net loss for the second quarter of fiscal 2001, and net losses of $14,909,253 and $2,231,074 during the years ended July 31, 2000 and 1999, respectively, and will require additional financing in order to continue its business operations.

    The Company raised $1,500,000 in additional equity financing during the quarter and $500,000 from asset dispositions subsequent to the end of the period (see Note 13). However, management currently anticipates that it only has sufficient funds to meet working capital and capital expenditure needs through March 31 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

    The Company's future capital requirements will depend on numerous factors including, but not limited to, its ability to develop its new streaming video and custom website products, market penetration and profitable operations. Management is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

  Principles of consolidation

    The consolidated financial statements include the accounts of the Company and all its subsidiaries. The principal operating subsidiary is Globalmedia.com (Canada) Limited.

  Intangible assets and amortization

    Intangible assets are recorded at the lower of cost and net realizable value. Amortization is provided over the estimated useful lives of the contracts and has been calculated using the straight-line method.

  E-commerce infrastructure

    E-commerce infrastructure costs incurred subsequent to establishing technological feasibility were capitalized. Capitalized costs are amortized using the straight-line method over two and one half years. Capitalization ceased and amortization commenced on the date that the software was ready for use.

    The recoverability of the e-commerce infrastructure is dependent upon realization of sufficient undiscounted future revenues from this product. At January 31, 2001, the remaining net book value of the e-commerce infrastructure costs were written down to zero (see Note 13).

  Broadcast network

    Broadcast network development costs incurred subsequent to establishing technological feasibility were capitalized. Capital costs are amortized using the straight-line method over two years. Capitalization ceased and amortization commenced on the date that the network was ready for use.

    The recoverability of the network development costs is dependent upon realization of sufficient undiscounted future revenues from this product. At January 31, 2001, the remaining net book value of the broadcast network development costs were written down to zero (see Note 13).

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

  Accounting for long-lived assets

    Long-lived assets are comprised principally of equipment, fixtures, network costs and intangible assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that the Company should revise the remaining estimated useful lives of these assets or that the Company will not recover the remaining balances of these assets. When factors indicate that the Company should perform an evaluation for possible impairment, the Company uses an estimate of the future cash flows from operations of the related asset as a measure of future recoverability of these assets. At January 31, 2001, the Company has written down the remaining net book value of e-commerce infrastructure costs, broadcast network development costs, and intangible assets to zero (see Notes 11 and 13).

3.  PREPAID EXPENSES

    During the second quarter of fiscal 2000, the Company entered into an agreement with RealNetworks where RealNetworks will provide the Company with advertising through its RealPlayer and banner ads on its web sites, and technical services over various terms. As at January 31, 2001, prepaid advertising expenses amounted to $663,816 (sales and marketing), which are being recognized over the term of the agreement. During the quarter, $709,526 was expensed to sales and marketing and $216,667 in products support was expensed to general and administrative expenses.

4.  CAPITAL ASSETS

	Cost $	Accumulated Amortization $	Net Book Value $
January 31, 2001
Communications infrastructure	89,647	89,414	233
Computer hardware	1,093,334	335,596	757,737
Leased computer hardware	132,576	36,790	95,786
Leasehold improvements	108,101	27,230	80,871
Office furniture and equipment	176,679	37,520	139,159
Software	152,590	58,436	94,155

	1,752,927	584,986	1,167,941

July 31, 2000
Broadcast network	3,674,896	1,001,875	2,673,021
Communications infrastructure	90,057	74,812	15,245
Computer hardware	1,179,055	264,600	914,455
Leased computer hardware	132,576	19,886	112,690
Leasehold improvements	72,055	11,015	61,040
Office furniture and equipment	139,660	24,345	115,315
Software	140,831	43,212	97,619
E-commerce infrastructure	527,100	281,848	245,252

	5,956,230	1,721,593	4,234,637

    At January 31, 2001 the Company has written down broadcast network development costs and e-commerce infrastructure costs to zero. This results in a $2,058,058 write-down of broadcast network development costs and a $6,441 write-down of e-commerce infrastructure costs, for a total write-down of $2,064,499 (see Note 13).

5.  SHARE CAPITAL

  Stock option plans

    As of January 31, 2001 the Company has stock options outstanding under two plans: 3,458,570 options pertaining to the 1999 Stock Option Plan ("1999 Plan"), and 2,208,040 options pertaining to the 2000 Stock Option Plan ("2000 Plan"). All plans are administered by the Board of Directors, who have sole discretion and authority to determine awards including the conditions of exercise.

    The 1999 Plan, which became effective on March 24, 1999, provides for the issuance of a total of 4,000,000 options within a period of ten years from the effective date. Of the 3,638,025 options granted in total, 2,071,910 options vested immediately and 1,566,115 vested on a quarterly basis over one year. As at January 31, 2001, 2,533,269 options are fully vested. During the second quarter of fiscal 2001, no additional grants were made, none of the outstanding options were exercised and 594,540 options were cancelled. The options expire five years from the date of grant.

    The 2000 Plan became effective on April 28, 2000 and provided for the issuance of 4,000,000 options within a period of five years from the effective date. During the quarter, 939,605 options at an exercise price of $0.438, 500,000 options at an exercise price of $0.406 and 8,000 options at an exercise price of $0.156 were granted. Of the 2,208,040 options granted in total, 650,000 options vested immediately and one third of the remaining 1,558,040 outstanding options vest after the first year. The remaining two thirds of the 1,558,040 options will vest quarterly over two years, starting in the second year. During the second quarter of fiscal 2001, 1,447,605 additional grants were made, none of the options offered were exercised during the quarter and 672,170 were cancelled.

    Activity in the stock option plans for the current period and 2000 fiscal year was as follows:

	January 31, 2001		July 31, 2000
	Options #	Weighted Average Exercise Price $	Options #	Weighted Average Exercise Price $
Outstanding, beginning of period	5,070,865	5.03	3,257,00	3.81
Granted (cancelled)	(231,720)	1.94	2,191,390	7.01
Expired	(75,000)	0.50	—	—
Exercised	(23,100)	0.50	(377,525)	3.50

Outstanding, end of period	4,741,045	3.42	5,070,865	5.03

Options exercisable at the end of period	3,615,734	4.17	3,433,507	4.51

    The Company also had a 1998 Stock Option Plan, which became effective on August 21, 1998, and provided for the issuance of 1,000,000 options within a period of ten years from the effective date. All 1,000,000 options were granted during the 1999 fiscal year at an exercise price of $0.50 per share, of which 980,000 were granted to employees and 20,000 were granted to outside contractors. All options vested on grant. During the first quarter of fiscal 2001, 23,100 options were exercised and the remaining 75,000 options expired.

  Restricted shares

  Standard Radio Inc. Investments

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

    Furthermore, effective December 7, 1999 the Company and each of the six general managers of the Standard radio stations, Standard's national program director and the general manager of Standard's syndication division entered into consulting agreements. In consideration of services to be performed under these agreements, the Company granted each individual options to acquire up to 20,000 shares under the 1999 Plan at an exercise price equal to the closing price of the common stock on the OTC Bulletin Board on the date of the grant. The options vest over a one-year period from the date of grant depending on certain performance criteria being met, and will expire five years from the grant date. During fiscal 2000 and the six months ended January 31, 2001, the performance criteria was not met and, therefore, none of the options granted under the consulting agreements vested during the period.

    On September 7, 2000, the Company sold to Standard Radio Inc. 1,388,888 shares of common stock for $1.80 per share and warrants to purchase up to 277,778 shares of common stock, for an aggregate purchase price of approximately $2,500,000. The warrants had a per share exercise price of $2.25, which is 125% of the per share offering price. If the Company raised a minimum of $7,500,000 on or before December 31, 2000, Standard had agreed to invest an additional $2,500,000 in common equity. However, if subsequent financing was made at a per share price that is less than the price of the Standard investment, the Company would be required to promptly issue to Standard additional shares based on a specified anti-dilution formula and adjust the exercise price of the warrants issued to Standard (see Standard Radio/Jeff Mandelbaum Investment not below). As part of the transaction, the Company agreed to waive all of Standard's fees and expenses under the Company's existing co-marketing agreement with Standard's current radio stations for three years, or so long as Standard continues to hold 2% or more of the Company's issued and outstanding shares.

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

  •
  The Company and Standard Radio entered into an amendment of the existing Private Placement Subscription Agreement between them, dated September 6, 2000, which repriced the shares sold under that agreement to $0.4375 per share, causing the issuance of an additional 4,325,398 shares to Standard Radio.

  •
  The Company agreed to exchange the common stock purchase warrant, dated September 6, 2000, held by Standard Radio for an Amended Common Stock Purchase Warrant, which reduces the exercise price from $1.80 to $0.4375 per share.

  •
  Mr. Metcalfe agreed to sell to Standard Radio, Mr. Slaight and Mr. Coriat an aggregate of 500,000 shares of Common Stock held by him, at $0.02 per share (see Note 8).

  •
  The Company granted Mr. Mandelbaum options to purchase an additional 200,000 shares of common stock in exchange for his continued service as Chairman of the Board.

  •
  The Company, Mr. Mandelbaum and Mr. Metcalfe amended Mr. Mandelbaum's Executive Agreement to accelerate Mr. Metcalfe's sale of an additional 500,000 shares of Common Stock held by Mr. Metcalfe to Mr. Mandelbaum, at $0.02 per share (see Note 9). Mr. Mandelbaum and Mr. Metcalfe entered into a Share Purchase Agreement effecting that sale.

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

6.  SERIES A CONVERTIBLE PREFERRED STOCK

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

  (b)
  $6.435.

    During the quarter, 635 Series A convertible preferred shares and the accrued premium on those shares were converted to 2,001,019 common shares, leaving 3,340 Series A convertible preferred shares outstanding at January 31, 2001. Of the 635 preferred shares converted during the quarter, 250 were converted under the terms of the Rose Glen Modification Agreement (see Note 13).

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

7.  SERIES B AND SERIES C CONVERTIBLE PREFERRED SHARES

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

  (b)
  $6.435.

    During the quarter, 800 Series B convertible preferred shares and the accrued premium on those shares were converted to 3,081,895 common shares, leaving 4,200 Series B convertible preferred shares outstanding at January 31, 2001. All of the 800 preferred shares converted during the quarter were converted under the terms of the Rose Glen Modification Agreement (see Note 13).

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

    At July 31, 2000, the Series B convertible preferred shares were required to be classified as mezzanine equity as there was a potential mandatory redemption event relating to the Company's obligation to register for public resale the common stock issuable upon conversion of such shares and upon exercise of the related investment options and warrants. On September 3, 2000, the Company's Form S-3 registration statement registering the underlying shares was declared effective by the SEC. As a result, the Series B convertible preferred shares from this date onwards have been classified in stockholders' equity.

8.  DEEMED COMPENSATION

    On February 1, 2000, an agreement was entered into to transfer stock from a principal stockholder to an executive of the Company for nominal consideration. The shares are subject to a lock-up period of one year from the date of the transaction, during which time they will be held in escrow. The shares are also subject to the right of repurchase if the Company terminates the executive for cause or the executive resigns during the lock-up period. Deemed compensation expense of $3,927,500 has been calculated on the transaction and is being recognized over the one-year term. During the second quarter of fiscal 2001, $981,875 was expensed in general and administrative expenses.

    On November 14, 2000 in conjunction with the Standard Radio/Jeff Mandelbaum investment agreement (see Note 5), a principal stockholder transferred stock to an executive of the Company and board members for nominal consideration. Deemed compensation expense of $417,500 has been calculated on the transactions and was recorded at the time of transfer.

9.  PURCHASE OF CONTRACTS FROM ONRADIO.COM

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

    The Company also agreed to pay OnRadio additional stock consideration of up to $3,000,000 (at $5.00 per share) in the event that the Company concludes customer contracts with certain identified sales prospects of OnRadio, which OnRadio agreed to transition over to the Company. The criteria for issuing the additional stock consideration was not met.

$
Contracts Purchased
Cash outlay	500,000
Shares issued	8,500,000
Transaction costs	270,000

Total Intangible Assets Purchased	9,270,000

10. PURCHASE OF CONTRACTS FROM MAGNITUDE NETWORKS, INC.

    On August 3, 2000, the Company entered into an asset purchase agreement with Magnitude Network, Inc. ("Magnitude") under which the Company (a) acquired customer contracts and computer hardware used in the online media and streaming solutions business of Magnitude, and (b) assumed certain of Magnitude's ongoing liabilities related the acquired contracts. The Company also licensed certain software and other intellectual property rights from Magnitude. In addition, Magnitude's parent corporation signed a non-solicitation agreement under which it agreed to refrain from soliciting customers the Company acquired in connection with the transaction, or our employees. The contracts acquired from Magnitude have remaining terms ranging from 5 to 48 months.

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

$
Contracts Purchased
Shares issued	6,000,000
Warrants issued	88,000

Total Purchase Price	6,088,000

Computer Hardware	75,000
Intangible Assets	6,013,000

6,088,000

11. INTANGIBLE ASSETS

January 31, 2001	$
Cost
Contracts acquired from OnRadio	9,270,000
Contracts acquired from Magnitude	6,013,000

15,283,000
Accumulated Amortization	(8,894,200)
Write-down (see Note 13)	(4,360,420)

2,028,380

July 31, 2000	$
Cost
Contracts acquired from OnRadio	9,270,000
Accumulated Amortization	(927,000)

8,343,000

12. COMMITMENTS AND CONTINGENCIES

    The Company has entered into operating leases in respect of office premises in both Vancouver and Nanaimo. Minimum payments under these lease commitments over the next five years are represented in the table below.

Year Ended July 31	Nanaimo Office $	Vancouver Office $
2001	22,868	47,250
2002	45,736	111,000
2003	—	119,833
2004	—	129,667
2005	—	10,875

	68,604	418,625

13. SUBSEQUENT EVENTS

  (a)
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

  (b)
  Sale of Contracts to SurferNETWORK.com

    On February 2, 2001, the Company entered into an asset sale agreement with SurferNETWORK.com, under which it sold customer contracts, web sites, and other tangible and intangible assets used in the Company's online media and streaming solutions business for $1 million in cash and 1 million shares of SurferNETWORK.com for total consideration of $2.25 million. In addition, the Company signed a non-solicitation agreement under which it agreed to refrain from soliciting customers it sold in connection with the transaction.

    As a result of this sale, as of January 31, 2001, intangible assets of $2,028,380 and computer hardware of $221,620 were reclassified to assets held for sale. Remaining unamortized intangible assets were written down by $4,360,420 to zero. With the disposition of assets used in the Company's online media and streaming solutions business, as of January 31, 2001 remaining unamortized e-commerce infrastructure costs were written down by $6,441 to zero and remaining unamortized broadcast network development costs were written down by $2,058,058 to zero.

    On January 8, 2001 the Company signed $500,000 note payable to SurferNETWORK.com, which was subsequently repaid with interest from the proceeds of the sale agreement. The note payable had an interest rate of 10% per annum and was secured by all assets of the Company.

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

Overview

    GlobalMedia.com was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, British Columbia, Canada. During the third quarter of fiscal 1999, we adopted an internet-focused business plan. Through the second quarter of fiscal 2001 we had been engaged primarily in the development of a broadcast network over the Internet, including streaming services, integrated e-commerce solutions, a customized media player and simulated live internet-only radio stations. In the quarter ended January 31, 2001, we implemented, on a selective basis, significant enhancements to the GlobalMedia.com Player including a "now playing" feature for live broadcast associates that allowed users to view details and purchasing information about content currently streaming through our media player. We also continued to develop programs during the quarter to realize larger scale design and implementation fees as part of our consulting services.

    On December 29, 2000, we announced a major restructuring of our business from an Internet radio broadcaster with a revenue model based primarily upon advertising income, to an Internet video, custom website and wireless Internet consultant for the sports and entertainment industries, with a revenue model based primarily upon receipt of per project consulting fees. We have a number of significant clients in this emerging market, including, the National Football League, 4Kids Entertainment, WorldHockeyNetwork, AccuWeather and ClassicMovies.com. We also intend to focus on the development of its next generation technology which is targeted for the rapidly growing broadband and wireless market.

    In furtherance of our restructured business plan, on February 2, 2001, we sold all of our customer radio contracts, web sites, and other tangible and intangible assets used in our online media and streaming solutions business to SurferNETWORK.com. We also licensed certain software and other intellectual property rights to SurferNETWORK.com. In addition, we signed a non-solicitation agreement under which we agreed to refrain from soliciting customers it sold in connection with the transaction. However, we retained ownership of the intellectual property surrounding our award-winning streaming media broadcast solution as well as the GlobalMedia.com Player, a streaming media player built for us by RealNetworks, Inc. and further developed by us, the centerpiece of our broadcast network solution.

    Our financial situation and business restructuring has resulted in major cutbacks of our staff and overhead expenses in an effort to streamline operations. Although we have ceased both sales and development operations until additional funding can be located, we have retained key personnel for management of existing video clients. We are actively seeking funding and strategic combinations in order to fund existing operations while attempting to implement our restructured business model, repay existing liabilities, and regain and maintain compliance with Nasdaq listing and marketplace rules so that we will not be delisted from Nasdaq. Management is engaged in ongoing discussions with various third parties, although no firm commitments have been obtained.

    However, several conditions and events cast substantial doubt about our ability to continue as a going concern. We have a limited operating history in an industry that is characterized by rapid technological change. We reported a $15,643,622 net loss for the second quarter of fiscal 2001, and net losses of $14,909,253 and $2,231,074 during the years ended July 31, 2000 and 1999, respectively, and will require additional financing in order to continue business operations. We raised $1,500,000 in additional financing during the quarter and $500,000 from asset dispositions subsequent to the end of the period (see Note 13 to Financial Statements). However, management currently anticipates that it only has sufficient funds to meet working capital and capital expenditure needs through March 31, 2001. These factors, among others, indicate that we may be unable to continue as a going concern past that date.

Results of Continuing Operations

Quarter ended January 31, 2001 compared to quarter ended January 31, 2000

    Sales.  We had sales of $208,171 from our operations in the second quarter of fiscal 2001, compared to $58,635 in the second quarter of fiscal 2000. Our sales for the second quarter of fiscal 2001 decreased 27% over total sales of $285,635 in first quarter of fiscal 2001.

    Operating Expenses.  Our operating expenses increased to $15,821,551 in the second quarter of fiscal 2001, from $2,566,140 in the second quarter of fiscal 2000. This increase resulted from significant amortization charges related to the disposition of capital and intangible assets, and growth in our operations which is reflected in increases in all our operating expenses as follows:

  •
  Write-down of intangible assets increased to $4,360,420 in the second quarter of fiscal 2001, from none in the second quarter of fiscal 2000, due to recognizing the loss on writing down assets held for sale to their fair market value. See "—Recent Events" and Note 13 to our Consolidated Financial Statements.

  •
  Amortization of intangible assets increased to $3,983,600 in the second quarter of fiscal 2001, from none in the second quarter of fiscal 2000, due to the OnRadio and Magnitude contract acquisition costs. See Notes 9 and 10 to our Consolidated Financial Statements.

  •
  General and administrative expenses increased to $2,760,079 in the second quarter of fiscal 2001, up 156% from $1,078,518 in the second quarter of fiscal 2000, due primarily to $1,399,375 in deemed compensation charges. See Note 8 to our Consolidated Financial Statements.

  •
  Write-down of capital assets increased to $2,064,499 in the second quarter of fiscal 2001, from none in the second quarter of fiscal 2000, due to recognizing the loss on writing off certain capital assets (broadcast network and e-commerce infrastructure) based on our restructured business plan subsequent to the sale of contracts to SurferNETWORK.com. See Recent Events and Note 13 to our Consolidated Financial Statements.

  •
  Direct costs increased to $1,037,346 in the second quarter of fiscal 2001, from $57,923 in the second quarter of fiscal 2000, due primarily to the costs associated with providing streaming services to a significantly larger client base during the period.

  •
  Sales and marketing expenses decreased to $913,064 in the second quarter of fiscal 2001, down 18% from $1,114,037 in the second quarter of fiscal 2000. The decrease resulted from reduced costs incurred under marketing-related agreements with RealNetworks, which amounted to $709,526, and reduced costs associated with attending industry related conferences, marketing of our Network Associate program, and development of our sales force.

  •
  Depreciation and amortization of tangible assets increased to $548,584 in the second quarter of fiscal 2001, from $256,267 in the second quarter of fiscal 2000, due primarily to the acquisition and development of significant capital assets throughout fiscal 2000.

  •
  Stockholder communications expenses increased to $153,959 in the second quarter of fiscal 2001, up 259% from $59,395 in the second quarter of fiscal 2000, due primarily to improving communication with our shareholders through materials and services provided, and to being listed on the Nasdaq National Market during the third quarter of fiscal 2000.

    Net Loss from Continuing Operations.  We experienced a $15,613,380 net loss from continuing operations for the second quarter of fiscal 2001, up from our $2,507,505 net loss from continuing operations for the second quarter of fiscal 2000, due primarily to the increases in operating expenses described above.

    Interest.  We realized net interest income of $407 in the second quarter of fiscal 2001, up from net interest expense of $10,164 in the second quarter of fiscal 2000.

    Loss and Comprehensive Loss.  We experienced a $15,643,622 loss and comprehensive loss for the second quarter of fiscal 2001, up from our $2,508,390 loss and comprehensive loss for the second quarter of fiscal 2000.

Six months ended January 31, 2001 compared to six months ended January 31, 2000

    Sales.  We had sales of $493,806 from our operations in the six months ended January 31, 2001, compared to $72,280 in the six months ended January 31, 2000.

    Operating Expenses.  Our operating expenses increased to $26,106,165 in the six months ended January 31, 2001, from $4,142,695 in the six months ended January 31, 2000. This increase resulted from significant amortization charges related to the disposition of capital and intangible assets, and growth in our operations which is reflected in increases in all our operating expenses as follows:

  •
  Write-down of intangible assets increased to $4,360,420 in the six months ended January 31, 2001, from none in the six months ended January 31, 2000, due to recognizing the loss on writing down assets held for sale to their fair market value. See "—Recent Events" and Note 13 to our Consolidated Financial Statements.

  •
  Amortization of intangible assets increased to $7,967,200 in the six months ended January 31, 2001, from none in the six months ended January 31, 2000, due to the OnRadio and Magnitude contract acquisition costs. See Notes 9 and 10 to our Consolidated Financial Statements.

  •
  General and administrative expenses increased to $5,805,869 in the six months ended January 31, 2001, up from $1,876,365 in the six months ended January 31, 2000, due primarily to deemed compensation charges. See Note 8 to our Consolidated Financial Statements.

  •
  Write-down of capital assets increased to $2,064,499 in the six months ended January 31, 2001, from none in the six months ended January 31, 2000, due recognizing the loss on writing off certain capital assets (broadcast network and e-commerce infrastructure) based on our restructured business plan subsequent to the sale of contracts to SurferNETWORK.com. See "—Recent Events" and Note 13 to our Consolidated Financial Statements.

  •
  Direct costs increased to $1,986,663 in the six months ended January 31, 2001, from $130,713 in the six months ended January 31, 2000, due primarily to the costs associated with providing streaming services to a significantly larger client base during the period.

  •
  Sales and marketing expenses increased to $2,545,627 in the six months ended January 31, 2001, up 53% from $1,661,171 in the six months ended January 31, 2000. The increase resulted from costs incurred under marketing-related agreements with RealNetworks and increased costs associated with attending industry related conferences, marketing of our Network Associate program, and development of our sales force.

  •
  Depreciation and amortization of tangible assets increased to $1,091,310 in the six months ended January 31, 2001, from $347,851 in the six months ended January 31, 2000, due primarily to the acquisition and development of significant capital assets throughout fiscal 2000.

  •
  Stockholder communications expenses increased to $284,577 in the six months ended January 31, 2001, up 125% from $126,595 in the six months ended January 31, 2000, due primarily to improving communication with our shareholders through materials and services provided, and to being listed on the Nasdaq National Market during the third quarter of fiscal 2000.

    Net Loss from Continuing Operations. We experienced a $25,612,359 net loss from continuing operations for the six months ended January 31, 2001, up from our $4,070,415 net loss from continuing operations for the six months ended January 31, 2000, due primarily to the increases in operating expenses described above.

    Interest.  We realized net interest income of $10,100 in the six months ended January 31, 2001, up from net interest income of $2,109 in the six months ended January 31, 2000.

    Loss and Comprehensive Loss.  We experienced a $25,641,036 loss and comprehensive loss for the six months ended January 31, 2001, up from our $4,063,662 loss and comprehensive loss for the six months ended January 31, 2000.

Liquidity and Capital Resources

Quarter ended January 31, 2001 compared to quarter ended January 31, 2000

    Working Capital.  At January 31, 2001, we had positive working capital of $400,248 and a working capital ratio of 1.14. This represents a decrease from our January 31, 2000 working capital of $2,397,438 and working capital ratio of 4.94.

    Financing Activities.  We financed our operations and capital expenditures in second quarter of fiscal 2001 primarily from a $500,000 loan from SurferNETWORK.com (see "—Loans"), and from the issuance of common shares and warrants in the following private transaction (see Note 5 to our Consolidated Financial Statements):

    Standard Radio/Mandelbaum Investment.  On November 14, 2000, we entered into definitive share purchase agreements for an aggregate of $1 million in new investments from Standard Radio Inc., Gary Slaight and David Coriat (officers of Standard), and Lama Jama Investments LLC (Jeffrey Mandelbaum's investment entity) (the "Investors"). Under these agreements, we issued 2,285,714 common shares to the Investors. In connection with and the closing of this new investment, effective as of November 15, 2000, the following other agreements were entered into:

  •
  The Company and the Investors entered into a Registration Rights Agreement in which the Company agrees to register for resale the newly-issued shares and all other shares of the Company stock held by the Investors and Mr. Mandelbaum that are not otherwise registered.

  •
  The Company and Standard Radio entered into an amendment of the existing Private Placement Subscription Agreement between them, dated September 6, 2000, which repriced the shares sold under that agreement to $0.4375 per share, causing the issuance of an additional 4,325,398 shares to Standard Radio.

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

    Loans.  In January 2001, we received $500,000 under note payable to SurferNETWORK.com, which was due at the earlier of closing the SurferNETWORK.com asset sale agreement or February 15, 2001, with interest at a rate of 10%. See "—Recent Events" and Note 13 to our Consolidated Financial Statements. The note payable to SurferNETWORK.com was subsequently repaid on February 2, 2001. At January 31, 2001 no loans other than the SurferNETWORK.com note, were outstanding excluding capital lease commitments. Also at January 31, 2001, we have lines of credit from two suppliers, which are secured by $150,000 in term deposits. One of these lines of credit will expire on May 12, 2001 and the other will expire on June 14, 2001.

    Capital Expenditures and Commitments.  Our capital expenditures decreased to $57,091 in second quarter fiscal 2001, from $1,151,082 in second quarter fiscal 2000, primarily due to reduced requirements for additional computer hardware, software and operating equipment purchases and the limited capitalization of development costs subsequent to achieving usable products. As of January 31, 2001, we have no material commitments outstanding for purchases of additional capital assets.

    Going Concern Qualification.  We currently anticipate that our available funds will be only sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through March 31, 2001. We will therefore need to raise additional capital to meet our current obligations and operating needs by that time. There is no assurance that additional financing will be available on terms favorable to us or at all. As a result, the report of our auditors for our fiscal 2000 financial statements is qualified on the basis that there is substantial doubt about our ability to continue as a going concern.

Recent Events

    Rose Glen Modification Agreement in Principal.  In connection with the Standard/Mandelbaum financing, we and Rose Glen Capital Management, L.P. and RGC General Partner Corp. on behalf of

RGC International Investors, LDC ("RGC") agreed in principal to certain concessions in regard to RGC's existing preferred share position in the Company, to be effective upon execution of a Modification Agreement between us and Rose Glen, as follows:

  •
  All of RGC's existing investment options and warrants to purchase our common stock would be cancelled.

  •
  RGC would convert sufficient of our Series A preferred shares held by RGC so that RGC holds 4.99% of our outstanding common shares.

  •
  The conversion price of RGC's remaining Series A and Series B preferred shares would be modified such that 75% of its remaining preferred shares would be convertible at a fixed price of $0.4375 per share and only 25% would be convertible upon the original formula price, but would be subject to a $0.4375 per share conversion floor price.

    Although the documentation for this transaction has not yet been signed, all conversions processed by RGC since the closing of the Standard/Mandelbaum offering have been done at the modified conversion price described above.

    Disposition of Radio Assets.  On February 2, 2001, we entered into an asset sale agreement with SurferNETWORK.com, under which we sold customer contracts, web sites, and other tangible and intangible assets used in our online radio streaming solutions business. In addition, we signed a non-solicitation agreement under which we agreed to refrain from soliciting customers whose contracts we sold in the transaction.

    On January 8, 2001, we issued a $500,000 bridge note payable to SurferNETWORK.com, which had an interest rate of 10% per annum and was secured by all our assets.

    At closing SurferNETWORK.com paid us $1,000,000 in cash ($500,000 of which was used to repay the bridge note), and issued us 1,000,000 shares of common stock for total consideration of $2,250,000. As a result of this sale, intangible assets of $2,028,380 and computer hardware of $221,620 were reclassified to assets held for sale as of January 31, 2001. Remaining unamortized intangible assets were written down by $4,360,420 to zero. With the disposition of assets used in our online media and streaming solutions business, as of January 31, 2001 remaining unamortized e-commerce infrastructure costs were written down by $6,441 to zero and remaining unamortized broadcast network development costs were written down by $2,058,058 to zero. (See Note 13 to our Consolidated Financial Statements)

Future Capital Requirements

    We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion only through March 31, 2001. If we obtain additional financing and are able to continue as a going concern, we expect to incur net losses and negative cash flow for the foreseeable future as we implement our restructured business plan. We are in discussions with a number of potential strategic investors to obtain additional financing to fund our operating and capital expenditure needs. However, there can be no assurance that additional financing will be available on terms favorable to us or at all.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, we may be subject to legal proceedings and claims, which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations, other than a suit filed by Activate.net Corporation, on February 12, 2001 in the Washington Superior Court (#01-2-04079-1SEA). In that complaint, Activate is claiming slightly over $500,000 in damages for an alleged breach of contract and treble damages and attorneys' fees for an alleged violation of the Unfair Business Practices Act. Settlement negotiations are currently underway with Activate.

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

Item 2. Changes in Securities and Use of Proceeds

    On November 14, 2000, we sold to Standard Radio Inc., Gary Slaight, David Coriat and Lama Jama Investments LLC, 2,285,714 shares of common stock for $0.4375 per share for an aggregate purchase price of approximately $1,000,000. As additional consideration for that investment, we also issued an additional 4,235,398 shares to Standard Radio to effect a repricing of the shares sold to Standard Radio under its September 2000 Private Placement Subscription Agreement to $0.4375 per share. No broker commission or finders fees were paid in connection with this transaction.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

Executive Officers.

    Jeff Mandelbaum.  As additional consideration for the investment discussed in Item 2, the Company, Mr. Mandelbaum and Mr. Metcalfe amended Mr. Mandelbaum's Executive Agreement to accelerate Mr. Metcalfe's sale of an additional 500,000 shares of Common Stock held by Mr. Metcalfe to Mr. Mandelbaum, at $0.02 per share. That sale also closed November 14, 2000. Mr. Mandelbaum elected not to renew his Executive Agreement for the optional second term and resigned his employment as of February 1, 2001.

    Barr Potter.  Effective as of November 15, 2000, we entered into a one-year Executive Agreement with Barr Potter, one of our outside board members, to hold the positions of President and Chief Operating Officer, in order to permit Mr. Mandelbaum to turn his entire attention to seeking funding and strategic partners. That agreement provided for a base salary of $200,000 per annum, a signing bonus of $40,000 that Mr. Potter used to purchase Company common stock, and a bonus of no less than $100,000 per year to be paid upon achievement of goals and milestones as determined by the Board of Directors. Mr. Potter was also granted a five-year option to acquire up to 500,000 shares of the Company's common stock exercisable at $.40625 per share under the 2000 Plan. The stock options were 40% vested on signing with the balance vesting in equal installments at the end of each full quarter of continuous service during the first year of the agreement term. The vesting of unvested options would accelerate upon termination, unless it was for cause, or voluntarily by Mr. Potter without 90 days notice. Mr. Potter would have 90 days to exercise any vested options after voluntary or involuntary termination for any reason. In addition, as part of his joining the Company, Mr. Potter acquired 100,000 shares of common stock from Michael Metcalfe for nominal consideration. These shares were subject to a lock-up period of one year from their purchase date, and a right of repurchase if the Company terminates Mr. Potter for cause or he if terminated his employment voluntarily during the one year lock-up period without the required notice.

    The agreement also provided that if there was a "change of control", Mr. Potter would be entitled to voluntarily terminate upon only two-weeks notice in which case he would be entitled to receive (a) his salary for the shorter of expiration of the term or 90 days, (b) the $100,000 bonus, (c) all unvested options would fully vest, (d) all vested options would be exercisable for five years, and (e) the restricted stock would cease being subject to the lock up. "Change of control" included the Company's insolvency. Since the sale of the Company's radio assets unfortunately did not generate sufficient cash to remedy the Company's insolvency, Mr. Potter terminated his employment under this provision, which the Company requested be effective as of February 1, 2000.

    Subsequently, we entered into a non-exclusive consulting agreement with Mr. Potter on            , 2001, under which Mr. Potter is engaged to locate a strategic investor or purchaser and negotiate the transaction. If such a transaction closes, Mr. Potter would be entitled to  % of the transaction consideration in stock.

Board of Directors

    In connection with our restructuring plan, directors Mandelbaum, Potter, Slaight and Coriat resigned from the Board effective as of February 1, 2001. In a press release issued on February 9, 2001, the Company announced the appointment of a new board of directors comprised of Michael Metcalfe, the Company's president and founder, Winston Barta, the Company's vice president of Business Development and a former board member, and three independent board members: (1) Patrick Smyth, CEO of Wiremix Media Inc., a division of Nextlevel.com Inc., (2) Canon Bryan, Director of Analytics and Corporate development for LASIK Vision Corporation, a Canadian Ventures Exchange-listing company, and (3) Dr. Herbert Becker, CEO of Entervision Inc. However, due to a mutual misunderstanding the announcement of Dr. Becker joining the board was erroneous and Dr. Becker has never been a member of our Board of Directors. Our Board of Directors currently consists of Messrs. Metcalfe, Barta, Smyth, and Bryan.

Nasdaq Delisting Hearing

    We received letters from Nasdaq staff on November 22, 2000, December 1, 2000, March 2, 2001, and March 13, 2001 indicating delisting action unless we were able to demonstrate compliance with Nasdaq's bid price, public float and shareholder approval requirements. On February 16, 2001, we requested a written hearing before a Nasdaq Listing Qualifications Panel in order to present our plan to regain and maintain long-term compliance with all applicable Nasdaq maintenance criteria and marketplace rules. Under Nasdaq's rules, the filing of the hearing request stayed the pending delisting determination until an order was issued by the hearing panel. All the foregoing issues are scheduled to be determined by the Nasdaq Listing Qualifications Panel at a written hearing scheduled for March 30, 2001.

    We have filed a written submission for that hearing specifying how we hope to regain and maintain long-term compliance with all applicable Nasdaq maintenance criteria and marketplace rules. In that written submission, we requested 90 days from the hearing date to give us time to attempt to complete the steps necessary to achieve such compliance. Although we are actively pursuing measures to bring us back into compliance with all Nasdaq rules, there can be no assurance that our efforts will be successful or that the Panel will grant our request for continued listing, or grant us 90 days from the hearing date to regain compliance with all Nasdaq rules.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits.

    The following documents are filed as exhibits to this Quarterly Report:

Exhibit Number	Description
10.1	Stock Purchase Agreement, dated as of November 13, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.2	Registration Rights Agreement, dated as of November 14, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.3	Amendment to Private Placement Subscription Agreement, dated as of November 14, 2000, between GlobalMedia.com and Standard Radio, Inc.
10.4	Amended Common Stock Purchase Warrant issued on November 14, 2000 from GloablMedia.com to Standard Radio, Inc.
10.5	Share Purchase Agreement, dated as of November 14, 2000, between Standard Radio, Inc., Gary Slaight, David Coriat, and Michael Metcalfe
10.6	Stock Option Agreement under 2000 Stock Option Plan, dated as of November 14, 2000, between GloablMedia.com and Jeffrey Mandelbaum
10.7	Amendment No. 1 to Executive Agreement, dated as of November 14, 2000, between GloablMedia.com and Jeff Mandelbaum
10.8	Executive Agreement, dated as of November 15, 2000, between GlobalMedia.com and Barr B. Potter
10.9	Asset Purchase Agreement, dated as of February 2, 2001, between GlobalMedia.com [Canada] Limited, GlobalMedia.com, and SurferNETWORK.com, Inc.
10.10	Escrow Agreement, dated as of February 2, 2001, between GlobalMedia.com, SurferNETWORK.com, Inc., and U.S. Bank Trust National Association
99.1	Press Release dated March 19, 2001
99.2	Press Release dated March 9, 2001
99.3	Press Release dated March 1, 2001
99.4	Press Release dated February 2, 2001
99.5	Press Release dated October 5, 2000

  b.
  Reports on Form 8-K

    GlobalMedia.com filed the following reports on Form 8-K during the second quarter of fiscal 2001:

  •
  Form 8-K filed on January 5, 2001 in connection with the restructure of our business plan and the proposed disposition of radio contracts and related assets to SurferNETWORK.com.

  •
  Form 8-K filed on January 29, 2001 in connection with changes in management and the Board of Directors.

SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2001
/s/ MICHAEL METCALFE Michael Metcalfe Chairman and Chief Executive Officer (principal executive officer and acting principal financial officer)

EXHIBIT INDEX

    The following documents are filed as exhibits to this Quarterly Report:

Exhibit Number	Description
10.1	Stock Purchase Agreement, dated as of November 13, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.2	Registration Rights Agreement, dated as of November 14, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.3	Amendment to Private Placement Subscription Agreement, dated as of November 14, 2000, between GlobalMedia.com and Standard Radio, Inc.
10.4	Amended Common Stock Purchase Warrant issued on November 14, 2000 from GloablMedia.com to Standard Radio, Inc.
10.5	Share Purchase Agreement, dated as of November 14, 2000, between Standard Radio, Inc., Gary Slaight, David Coriat, and Michael Metcalfe
10.6	Stock Option Agreement under 2000 Stock Option Plan, dated as of November 14, 2000, between GloablMedia.com and Jeffrey Mandelbaum
10.7	Amendment No. 1 to Executive Agreement, dated as of November 14, 2000, between GloablMedia.com and Jeff Mandelbaum
10.8	Executive Agreement, dated as of November 15, 2000, between GlobalMedia.com and Barr B. Potter
10.9	Asset Purchase Agreement, dated as of February 2, 2001, between GlobalMedia.com [Canada] Limited, GlobalMedia.com, and SurferNETWORK.com, Inc.
10.10	Escrow Agreement, dated as of February 2, 2001, between GlobalMedia.com, SurferNETWORK.com, Inc., and U.S. Bank Trust National Association
99.1	Press Release dated March 19, 2001
99.2	Press Release dated March 9, 2001
99.3	Press Release dated March 1, 2001
99.4	Press Release dated February 2, 2001
99.5	Press Release dated October 5, 2000

QuickLinks

GLOBALMEDIA.COM CONSOLIDATED BALANCE SHEETS (in U.S. dollars)
GLOBALMEDIA.COM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited) (in U.S. dollars except share data)
GLOBALMEDIA.COM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (in U.S. dollars)
GLOBALMEDIA.COM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in U.S. dollars)
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX