Form 10QSB/A
period 2001-01-31
GLOBALMEDIA COM
filed 2001-03-20
CIK 1037628

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

/x/	AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 1. FINANCIAL STATEMENTS

GLOBALMEDIA.COM

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars)

	January 31 2001 (Unaudited) $	July 31 2000 (Audited) $
ASSETS
Current Assets
Cash and cash equivalents	33,654	1,686,560
Short-term investments	152,982	174,099
Trade and other receivables, net of allowance for doubtful accounts of $84,452 (July 31, 2000—$89,832)	178,517	247,526
Prepaid expenses (Note 3)	663,816	2,783,533
Assets held for sale (Note 13)	2,250,000	—

	3,278,969	4,891,718
Capital Assets (Notes 4 and 13)	1,167,941	6,234,637
Intangible Assets (Notes 9, 10, 11 and 13)	—	8,343,000

	4,446,910	17,469,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	2,312,921	1,047,157
Due to SurferNETWORK.com (Note 13)	500,000	—
Due to stockholders	9,068	65,960
Current portion of obligations under capital lease	56,732	67,620
Note payable	—	1,000,000
Deferred revenue	—	38,333

	2,878,721	2,219,070
Obligations Under Capital Lease	—	21,860

Total Liabilities	2,878,721	2,240,930

Commitments and Contingencies (Note 12)
Convertible Preferred Shares Series B (July 31, 2000—5,000 issued and outstanding) (Note 7)	—	4,365,900

Stockholders' Equity (Deficit)
Convertible preferred shares, 100,000,000 authorized Series A—3,340 (July 31, 2000—3,975) issued and outstanding (Note 7)	3,076,857	3,661,746
Convertible preferred shares, 100,000,000 authorized Series B—4,200 issued and outstanding (Note 7)	3,327,729	—
Common stock, par value $0.001 each, 200,000,000 authorized 40,851,116 (July 1, 2000—25,292,105) issued and outstanding	32,854	17,295

	6,437,440	3,679,041
Additional paid-in capital	42,677,159	30,746,032
Deferred compensation (Note 8)	—	(1,963,750)
Accumulated deficit	(47,546,410)	(21,598,798)

	1,568,189	10,862,525

	4,446,910	17,469,355

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

GLOBALMEDIA.COM

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in U.S. dollars)

	For 6 Months Ended January 31
	2001 $	2000 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	(25,641,036)	(4,063,662)
Items not requiring an outlay of cash
Amortization of intangible assets (Notes 9 and 10)	7,967,200	—
Write-down of intangible assets (Note 11)	4,360,420	—
Write-down of capital assets (Note 13)	2,064,499	—
Deferred compensation (Note 8)	1,963,750	—
Amortization of capital assets	1,091,310	347,851
Deemed compensation (Note 8)	417,500	—

	(7,776,357)	(3,715,811)
Changes in non-cash operating working capital
Trade and other receivables	69,009	(97,864)
Short-term investments	21,117	—
Prepaid expenses	2,119,716	(2,624)
Deferred revenue	(38,333)	—
Accounts payable and accrued liabilities	1,265,766	27,265

	(4,339,082)	(3,789,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Broadcast network capital expenditures	—	(2,970,337)
Purchase of capital assets	(314,472)	(728,014)

	(314,472)	(3,698,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (to) shareholders	(56,892)	(16,466)
Advances from (to) affiliated companies	—	(14,467)
Note payable	(1,000,000)	—
Due to SurferNETWORK.com (Note 13)	500,000	—
Lease payable	(32,748)	152,587
Issue of restricted shares (Note 6)	3,500,000	1,999,995
Stock options exercised	11,550	2,194,320

	2,921,910	4,315,969

Effect of exchange rate changes on cash	78,738	65,176
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,652,906)	(3,106,240)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,686,560	5,649,073

CASH AND CASH EQUIVALENTS, END OF QUARTER	33,654	2,542,833

Supplemental cash flow disclosure
Interest—paid	2,323	6,728

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

    The accompanying financial statements have been prepared on a going concern basis which contemplates that the Company will continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of operations. Several conditions and events cast substantial doubt about the Company's ability to continue as a going concern. The Company has a limited operating history in an industry that is characterized by rapid technological change. The Company reported a $15,643,622 net loss for the second quarter of fiscal 2001, a $25,641,036 net loss for the six months ended January 31, 2001, and net losses of $14,909,253 and $2,231,074 during the years ended July 31, 2000 and 1999, respectively, and will require additional financing in order to continue its business operations.

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

    The Company's future capital requirements will depend on numerous factors including, but not limited to, its ability to develop its restructured business model, repay existing liabilities, and regain and maintain compliance with Nasdaq listing and marketplace rules so that the Company will not be delisted from Nasdaq. Management is actively pursuing additional financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

$
Contracts Purchased
Shares issued	6,000,000
Warrants issued	88,000

Total Purchase Price	6,088,000

Computer Hardware	75,000
Intangible Assets	6,013,000

6,088,000

11. INTANGIBLE ASSETS

January 31, 2001	$
Cost
Contracts acquired from OnRadio	9,270,000
Contracts acquired from Magnitude	6,013,000

15,283,000
Accumulated Amortization	(8,894,200)
Write-down (see Note 13)	(4,360,420)

Assets held for Sale (Note 13)	2,028,380

July 31, 2000	$
Cost
Contracts acquired from OnRadio	9,270,000
Accumulated Amortization	(927,000)

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

Overview

    GlobalMedia.com was incorporated on April 8, 1997 in the State of Nevada and is headquartered in Vancouver, British Columbia, Canada. During the third quarter of fiscal 1999, we adopted an internet-focused business plan. Through the second quarter of fiscal 2001 we were engaged primarily in the development of a broadcast network over the Internet, including streaming services, integrated e-commerce solutions, a customized media player and simulated live internet-only radio stations. In the quarter ended January 31, 2001, we implemented, on a selective basis, significant enhancements to the GlobalMedia.com Player including a "now playing" feature for live broadcast associates that allowed users to view details and purchasing information about content currently streaming through our media player. We also continued to develop programs during the quarter to realize larger scale design and implementation fees as part of our consulting services.

    On December 29, 2000, we announced a major restructuring of our business from an Internet radio broadcaster with a revenue model based primarily upon advertising income, to an Internet video, custom website and wireless Internet consultant for the sports and entertainment industries, with a revenue model based primarily upon receipt of per project consulting fees. We have a number of significant clients in this emerging market, including, the National Football League, 4Kids Entertainment, WorldHockeyNetwork, AccuWeather and ClassicMovies.com. We also intend to focus on the development of our next generation technology which is targeted for the rapidly growing video broadband and wireless market.

    In furtherance of our restructured business plan, on February 2, 2001, we sold all of our customer radio contracts, web sites, and other tangible and intangible assets used in our online radio streaming solutions business to SurferNETWORK.com. We also licensed certain software and other intellectual property rights to SurferNETWORK.com. In addition, we signed a non-solicitation agreement under which we agreed to refrain from soliciting customers we sold in connection with the transaction. However, we retained ownership of the intellectual property surrounding our award-winning streaming media broadcast solution as well as the GlobalMedia.com Player, a streaming media player built for us by RealNetworks, Inc. and further developed by us, the centerpiece of our broadcast network solution.

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

    However, several conditions and events cast substantial doubt about our ability to continue as a going concern. We have a limited operating history in an industry that is characterized by rapid technological change. We reported a $15,643,622 net loss for the second quarter of fiscal 2001, and net losses of $14,909,253 and $2,231,074 during the years ended July 31, 2000 and 1999, respectively, and will require additional financing in order to continue business operations. We raised $1,500,000 in additional financing during the quarter and $500,000 from asset dispositions subsequent to the end of the period (see Note 13 to Financial Statements). However, management currently anticipates that we only have sufficient funds to meet working capital and capital expenditure needs through March 31, 2001. These factors, among others, indicate that we may be unable to continue as a going concern past that date.

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

  •
  Write-down of capital assets increased to $2,064,499 in the six months ended January 31, 2001, from none in the six months ended January 31, 2000, due to recognizing the loss on writing off certain capital assets (broadcast network and e-commerce infrastructure) based on our restructured business plan subsequent to the sale of contracts to SurferNETWORK.com. See "—Recent Events" and Note 13 to our Consolidated Financial Statements.

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

  •
  Depreciation and amortization of tangible assets increased to $1,091,310 in the six months ended January 31, 2001, from $347,851 in the six months ended January 31, 2000, due primarily to the acquisition and development of significant capital assets since second quarter 2000.

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

    Financing Activities.  We financed our operations and capital expenditures in second quarter of fiscal 2001 primarily from a $500,000 advance on the purchase price paid by SurferNETWORK.com (see "—Loans"), and from the issuance of common shares and warrants in the following private transaction (see Note 5 to our Consolidated Financial Statements):

    Standard Radio/Mandelbaum Investment.  On November 14, 2000, we entered into definitive share purchase agreements for an aggregate of $1 million in new investments from Standard Radio Inc., Gary Slaight and David Coriat (officers of Standard), and Lama Jama Investments LLC (Jeffrey Mandelbaum's investment entity) (the "Investors"). Under these agreements, we issued 2,285,714 common shares to the Investors. In connection with the closing of this investment, which was effective as of November 15, 2000, the following other agreements were entered into:

  •
  The Company and the Investors entered into a Registration Rights Agreement in which the Company agreed to register for resale the newly-issued shares and all other shares of the Company stock held by the Investors and Mr. Mandelbaum that are not otherwise registered.

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

    Loans.  In January 2001, we received a $500,000 bridge loan under a note payable to SurferNETWORK.com, which was due at the earlier of closing the SurferNETWORK.com asset sale agreement or February 15, 2001, with interest at the rate of 10%. See "—Recent Events" and Note 13 to our Consolidated Financial Statements. The note payable to SurferNETWORK.com was subsequently repaid on February 2, 2001 from the cash portion of the SurferNETWORK.com purchase price. At January 31, 2001 no other loans were outstanding excluding capital lease commitments. Also at January 31, 2001, we had lines of credit from two suppliers, which are secured by $150,000 in term deposits. One of these lines of credit will expire on May 12, 2001 and the other will expire on June 14, 2001.

    Capital Expenditures and Commitments.  Our capital expenditures decreased to $57,091 in second quarter fiscal 2001, from $1,151,082 in second quarter fiscal 2000, primarily due to reduced requirements for additional computer hardware, software and operating equipment purchases and the limited capitalization of development costs subsequent to achieving usable products. As of January 31, 2001, we had no material commitments outstanding for purchases of additional capital assets.

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

    At closing SurferNETWORK.com paid us $1,000,000 in cash ($500,000 of which was used to repay the bridge note), and issued us 1,000,000 shares of common stock (valued at $1.25 per share based on SurferNETWORK.com's most recent private placement), for total consideration of $2,250,000. As a result of this sale, intangible assets of $2,028,380 and computer hardware of $221,620 were reclassified to assets held for sale as of January 31, 2001. Remaining unamortized intangible assets were written down by $4,360,420 to zero. With the disposition of assets used in our online radio streaming solutions business, as of January 31, 2001 remaining unamortized e-commerce infrastructure costs were written down by $6,441 to zero and remaining unamortized broadcast network development costs were written down by $2,058,058 to zero. See Note 13 to our Consolidated Financial Statements.

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

Seasonality

    We expect our operating results to fluctuate significantly from period to period. Both seasonal fluctuations in Internet usage and traditional retail seasonality may affect our business. Internet usage generally declines during the summer. Sales in the traditional retail book and music industries usually increase significantly in the fourth calendar quarter of each year and are correspondingly lower in other quarters. If similar seasonal patterns emerge under our restructured business plan, our revenues may vary significantly from period to period.

Foreign Currency Translation

    We have translated our monetary assets and liabilities, which are denominated in a foreign currency into U.S. dollars at the period-end exchange rates. We have translated our income and expense items at the average exchange rates prevailing during the fiscal period. Exchange gains and losses arising on translation are reflected in net income for the period.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, we may be subject to legal proceedings and claims, which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations, other than a suit filed by Activate.net Corporation, on February 12, 2001 in the Washington Superior Court (Case No. 01-2-04079-1SEA). In that complaint, Activate is claiming slightly over $500,000 in damages for an alleged breach of contract, and treble damages and attorneys' fees for an alleged violation of the Unfair Business Practices Act. Settlement negotiations are currently underway with Activate.

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

    James L. Porter.  Mr. Porter resigned as our Chief Financial Officer in November 2000.

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

    The agreement also provided that if there was a "change of control", Mr. Potter would be entitled to voluntarily terminate upon only two-weeks notice in which case he would be entitled to receive (a) his salary for the longer of expiration of the term or 90 days, (b) the $100,000 bonus, (c) all unvested options would fully vest, (d) all vested options would be exercisable for five years, and (e) the restricted stock would cease being subject to the lock-up. "Change of control" included the Company's insolvency. Since the sale of the Company's radio assets unfortunately did not generate sufficient cash to remedy the Company's insolvency, Mr. Potter terminated his employment under this provision, which the Company requested be effective as of February 1, 2000.

    We entered into a non-exclusive consulting agreement with Mr. Potter on February 1, 2001, under which Mr. Potter is engaged to locate a strategic investor or purchaser and negotiate the transaction. If such a transaction closes, Mr. Potter would be entitled to 5% of the consideration paid in stock and 5% of the consideration paid in cash.

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

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits.

    The following documents are filed as exhibits to this Quarterly Report: (1)

Exhibit Number	Description
10.1	Stock Purchase Agreement, dated as of November 13, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.2	Registration Rights Agreement, dated as of November 14, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.3	Amendment to Private Placement Subscription Agreement, dated as of November 14, 2000, between GlobalMedia.com and Standard Radio, Inc.
10.4	Amended Common Stock Purchase Warrant issued on November 14, 2000 from GlobalMedia.com to Standard Radio, Inc.
10.5	Share Purchase Agreement, dated as of November 14, 2000, between Standard Radio, Inc., Gary Slaight, David Coriat, and Michael Metcalfe
10.6	Stock Option Agreement under 2000 Stock Option Plan, dated as of November 14, 2000, between GloablMedia.com and Jeffrey Mandelbaum
10.7	Amendment No. 1 to Executive Agreement, dated as of November 14, 2000, between GlobalMedia.com and Jeff Mandelbaum
10.8	Executive Agreement, dated as of November 15, 2000, between GlobalMedia.com and Barr B. Potter
10.9	Asset Purchase Agreement, dated as of February 2, 2001, between GlobalMedia.com [Canada] Limited, GlobalMedia.com, and SurferNETWORK.com, Inc.
10.10	Escrow Agreement, dated as of February 2, 2001, between GlobalMedia.com, SurferNETWORK.com, Inc., and U.S. Bank Trust National Association
99.1	Press Release dated March 19, 2001
99.2	Press Release dated March 9, 2001
99.3	Press Release dated March 1, 2001

99.4	Press Release dated February 2, 2001
99.5	Press Release dated October 5, 2000

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on March 19, 2001.

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

Date: March 20, 2001
/s/ MICHAEL METCALFE Michael Metcalfe Chairman and Chief Executive Officer (principal executive officer and acting principal financial officer)

EXHIBIT INDEX

    The following documents are filed as exhibits to this Quarterly Report: (1)

Exhibit Number	Description
10.1	Stock Purchase Agreement, dated as of November 13, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.2	Registration Rights Agreement, dated as of November 14, 2000, between GlobalMedia.com, Standard Radio Inc., Gary Slaight, David Coriat, Lama Jama Investments, LLC and Jeffrey Mandelbaum
10.3	Amendment to Private Placement Subscription Agreement, dated as of November 14, 2000, between GlobalMedia.com and Standard Radio, Inc.
10.4	Amended Common Stock Purchase Warrant issued on November 14, 2000 from GlobalMedia.com to Standard Radio, Inc.
10.5	Share Purchase Agreement, dated as of November 14, 2000, between Standard Radio, Inc., Gary Slaight, David Coriat, and Michael Metcalfe
10.6	Stock Option Agreement under 2000 Stock Option Plan, dated as of November 14, 2000, between GloablMedia.com and Jeffrey Mandelbaum
10.7	Amendment No. 1 to Executive Agreement, dated as of November 14, 2000, between GlobalMedia.com and Jeff Mandelbaum
10.8	Executive Agreement, dated as of November 15, 2000, between GlobalMedia.com and Barr B. Potter
10.9	Asset Purchase Agreement, dated as of February 2, 2001, between GlobalMedia.com [Canada] Limited, GlobalMedia.com, and SurferNETWORK.com, Inc.
10.10	Escrow Agreement, dated as of February 2, 2001, between GlobalMedia.com, SurferNETWORK.com, Inc., and U.S. Bank Trust National Association
99.1	Press Release dated March 19, 2001
99.2	Press Release dated March 9, 2001
99.3	Press Release dated March 1, 2001
99.4	Press Release dated February 2, 2001
99.5	Press Release dated October 5, 2000

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on March 19, 2001.

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